Form 10KSB
period 1997-03-31
E NET INC
filed 1997-07-01
CIK 1012481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                 -------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:                       Commission file number:
                MARCH 31, 1997                                    000-20865

                            ------------------------

                                  e-NET, INC.
                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                   52-1929282
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification No.)
    12800 MIDDLEBROOK ROAD, SUITE 200,
              GERMANTOWN, MD                                  20874
 (Address of principal executive offices)                   (Zip code)

                                 (301) 601-8700
               (Company's telephone number, including area code)

                         ------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

           TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE
                                                       ON WHICH REGISTERED
              Not Applicable                              Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 TITLE OF CLASS
                          Common Stock, $.01 Par Value
                                    Warrants
                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes__X__ No_____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for its most recent fiscal year: $549,000.

    The total market value of the voting stock was $23,000,000, of which $23,000,000 was held by nonaffiliates of the registrant, based upon the closing price of the common stock on June 30, 1997, as quoted by the Nasdaq SmallCap Market System.

    The number of outstanding shares of the registrant's common stock on June 30, 1997 was 5,750,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, are incorporated herein by reference into Part III of this report. Portions of the Proxy Statement of the registrant to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to October 24, 1997, are incorporated herein by reference into Part III of this report.

    Transitional Small Business Disclosure Format: Yes_____ No__X__

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  e-NET, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
                                                        PART I

Item 1.     Description of Business.                                                                                  3
Item 2.     Description of Properties.                                                                               17
Item 3.     Legal Proceedings.                                                                                       17
Item 4.     Submission of Matters to a Vote of Security Holders.                                                     17

                                                        PART II
Item 5.     Market for Common Equity and Related Stockholders Matters.                                               18
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations.                                                                                             18
Item 7.     Financial Statements.                                                                                    22
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.                                                                                             37

                                                       PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the
             Exchange Act.                                                                                           37
Item 10.    Executive Compensation.                                                                                  37
Item 11.    Security Ownership of Certain Beneficial Owners and Management.                                          37
Item 12.    Certain Relationships and Related Transactions.                                                          37
Item 13.    Exhibits, List and Reports on Form 8-K.                                                                  37

ITEM 1. DESCRIPTION OF BUSINESS.
  OVERVIEW

    e-Net, Inc. ("e-Net" or the "Company") develops, markets and supports open client-server and integrated applications software that enables local, national and international telephone communications, information exchange and commerce over the Internet and private Internet Protocol ("IP") networks. The Company's software products are designed to deliver high levels of performance, ease of use and security. These software products allow individuals and organizations to execute secure, private voice communications across the Internet and intranets, through the use of authentication technology, for local, national and international telephone communications, information exchange and commerce. In addition, through the use of the Company's software, organizations can extend their internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees.

    In March 1996, the Company acquired all rights, title and interest in the first U.S. patent, U.S. Patent No. 5,526,353, which is comprised of and has been approved for 40 claims, for a system and method for communicating high fidelity and clear transmission of audio or voice over the Internet and intranets, enabling free worldwide high fidelity and clear transmission of ordinary telephone communications. The Company acquired all rights, title and interest in the patent from the inventors, Messrs. Arthur Henley and Scott Grau, who are original stockholders of the Company, in consideration of a five percent overriding royalty interest against gross profits involving the use of the patent. The Company agreed to allocate $1,000,000 of capital to develop and exploit the market opportunities for the patent by December 31, 1996, or the patent would be subject to repurchase by the inventors of the patent. The Company satisfied its commitment to allocate $1,000,000 towards the technology as of December 31, 1996. The Company believes that its patent is the first patent awarded of its kind, specifically involving the transmission of audio or voice over the Internet and intranets. The Company also believes that its patent may provide certain strategic and technological advantages in the new and burgeoning area of audio or voice over the Internet and intranets. The Company can make no assurances, however, as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of its patent or as to the future success of the Company in bringing products related to this technology to market. The Company's first product utilizing its patent is Telecom-2000-TM-, a hardware and software suite designed for voice over the Internet and intranets, which is in the final testing stage and projected to be available to market by the end of the Company's fourth quarter of fiscal 1997.

    In March 1996, e-Net entered into an agreement with Sprint Communications Company, L.P. ("Sprint"), a leading telecommunications company, under which e-Net will deliver certain software development services known as Sprint Internet Protocol Dial Services support. Sprint, to date, has been the Company's largest customer. Under the agreement, e-Net will use highly technical software development services to provide security and field support to Sprint customers who use Sprint as a means of accessing the Internet. e-Net's agreement provides that e-Net will generate all of the revenues associated with the number of authorized Sprint Internet Protocol Dial Service user identity codes. e-Net shall also perform password administration, customer service administration and emergency help desk administration under the terms of the agreement. The agreement has a duration of one year, with automatic one year renewals, subject to mutual consent. e-Net intends to seek additional strategic alliances with the Regional Bell Operating Companies (RBOC's) for the use of its technologies, products and services. The Company has not entered into any negotiations to enter into any strategic alliances with the RBOC's. The Company can make no assurances that it will be able to enter into any agreements with such concerns for its technologies, products and services.

    In June 1996, e-Net entered into a letter of intent with the Product Management Group of the Advanced Data Services Division of Sprint to enter into an agreement to provide certain of e-Net's technologies, products and services to Sprint to enable Sprint's frame relay customers, approximately 1,500 nationwide, to generate network data reports on an automated basis for their virtual private networks. In

November 1996, the Company entered into an agreement with this division of Sprint for a one year term at a value based on products delivered.

    Between October 1996 and January 1997, the Company entered into non-exclusive agreements with Intermedia Communication Incorporated, Sprint, American Communications Services, Inc., NationsBank and Retix Corporation to "beta" test and evaluate the Company's Telecom-2000 product for possible implementation and use for voice communications services over the Internet and/or intranets. The testing and evaluation with these companies, which does not include any cash consideration, is expected to last approximately six months. Although the Company believes that its Telecom 2000 product is in the final testing and evaluation stage and projected to be available to market by the end of the Company's fourth quarter of fiscal 1997, the Company can make no assurances that it will be able to enter into any agreements with such concerns for the sale of such product.

    In January 1997, the Company's Telecom-2000 product was selected as one of three finalists for the Internet/intranet product category in the ComNet 97 New Product Achievement Awards Competition, sponsored by COMPUTERWORLD, at the ComNet trade show and exposition in Washington, D.C. The Telecom-2000 product was demonstrated to the public at ComNet during the three-day show and exposition while on display at the Company's and Sprint's trade booths. The Company also had representatives present in Sprint's booth where the Telecom-2000 product was demonstrated through voice communication between the Company's and Sprint's booths and between the Company's booth and anywhere off the network that the participant wanted to call.

    In January 1997, the Company entered into a mutual cooperation agreement with MVSI, Inc., a Washington, D.C. area based technology products and services company, under which MVSI intends to resell and act as an original equipment manufacturer (OEM) for certain of the Company's products for applications related to the robotic and instrument technologies and industries.

    In January 1997, the Company entered into an agreement with Lockheed Martin Technical Services, Inc. ("Lockheed Martin"), a Bethesda, Maryland based defense and aerospace technologies firm, to perform certain telecommunications engineering and systems integration services as a subcontractor basis, on defense and aerospace technologies contracts. The agreement has an initial value of approximately $500,000 for a one year term and, although no assurances can be made, the agreement may be expanded in value and term during the current fiscal year.

    In June 1997 the Company announced the completion of its Telecom-2000TM IP Data Telephony product, generally available to be ordered in July 1997. In conjunction with this announcement, the Company issued a press release stating that it had signed a contract with Paradyne Corporation for joint promotion of e-Net's Telecom-2000TM IP Data Telephony integrated with Paradyne's Digital Subscriber Lines (DSL) products.

INDUSTRY BACKGROUND

    INTERNET

    The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using the Internet Protocol. The Internet has traditionally been subsidized by the U.S. federal government. As the number of commercial entities that rely on the Internet for business communications and commerce has increased, the level of federal subsidies has significantly diminished, and funding for the Internet infrastructure and backbone operations has shifted primarily to the private sector. Further, the Internet has historically been used by academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving e-mail.

    Further, individuals are connecting directly to the Internet through Internet access services such as those provided by MCI, NETCOM, Performance Systems International, Inc. ("PSI"), and UUNET

Technologies, Inc. ("UUNET"). These services are growing as easy-to-use software packages make accessing the Internet as easy as getting onto the popular online services. To compete with these direct Internet access providers, consumer online services including America Online, Inc. ("AOL"), CompuServe, Inc. ("CompuServe"), and Prodigy Services Co. ("Prodigy"), have also introduced Internet access gateways for their existing subscribers. With these gateways, the online services effectively become large Internet "on-ramps," bringing large numbers of subscribers onto the Internet.

    WORLD WIDE WEB

    Much of the recent growth in Internet use by businesses and individuals has been driven by the emergence of a network of servers and information available on the Internet called the World Wide Web ("Web"). The Web, based on a client/server model and a set of standards for information access and navigation, can be accessed using software that allows non-technical users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link information on the Internet in a consistent way that makes the underlying complexities transparent to the user. Electronic documents are published on Web servers in a common format described by the Hypertext Markup Language ("HTML"). Web client software can retrieve these documents across the Internet by making requests using a standard protocol called Hypertext Transfer Protocol ("HTTP"). The first Web client (or "browser") with a graphical user interface to utilize these protocols was NCSA Mosaic, first released in April 1993 by the National Center for Supercomputing Applications at the University of Illinois ("NCSA").

    The proliferation of Web clients has created significant demand for software to enable Internet servers and private servers on corporate networks to function as Web servers. These servers are used by organizations to offer their products and services on the Internet and to publish confidential company information to employees inside the enterprise. Web usage is expected to be further fueled by advances in Web client, server and application software, in concert with technological developments that drive cost reductions and performance enhancements.

    INTERNET COMMERCE

    The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. The Internet offers a new and powerful medium for traditional retail and mail order businesses to target and manage a wider customer base more rapidly, economically and productively. The Company believes that only a small fraction of this retail business is currently conducted electronically. Another important application for Internet commerce is electronic publishing through advertiser supported and fee-based Internet services. Electronic publishing offers substantial savings as compared to publishing on paper or computer discs. In addition, Web software permits the publishing of audio files and video clips as well as text and graphical data.

    In addition to retailers and publishers, other new businesses are appearing on the Web as it provides access to a growing base of home, business and education customers. Business information providers such as Dow Jones & Company, Inc., Individual, Inc. and Reuters Ltd. have started customizing news services on the Web. Financial service institutions are providing online banking information, stock information and trading services. Examples of popular consumer information services recently introduced include ESPNet, Knight-Ridder's Mercury Center and Sportsline U.S.A. Companies from many industries are publishing product and company information to their channel partners and customers, providing customer support via the Web, allowing customers to immediately buy products online, and collecting customer feedback and demographic information interactively.

    APPLICATIONS

    As an increasing number of organizations provide their employees with Web access from their desktops, an opportunity is emerging for internal information and intranet systems and enterprise applications hosted on internal Web servers. The Internet enables organizations to extend their internal information systems and enterprise applications to geographically dispersed facilities, remote offices, and mobile employees using Web client and server software.

    e-Net develops, markets and supports open client, server and integrated applications software that enables local, national and international telephone communications, information exchange and commerce over the Internet and private IP networks. The Company's software products are designed to deliver high levels of performance, ease of use and security. These software products allow individuals and organizations to execute secure, private voice transactions across the Internet and intranets, through the use of authentication technology, for local, national and international telephone communications, information and commerce. In addition, through the use of the Company's software, organizations can extend their internal information systems and enterprise applications to geographically dispersed facilities, remote offices and mobile employees.

    The Company believes that one of its key competitive advantages is its technical experience and expertise. The Company's core development group includes individuals who have developed and implemented telecommunications network management software and other Internet and intranet related products and services as they have emerged as a recognized application continuously for the last 12 years.

PRODUCTS

    The Company provides a line of telecommunications science-based products for business and consumers for use in the transmission, management and billing of network telephone and computer usage, including the Internet and intranets. These products enable the improved usage, recording, monitoring and accounting of network operations. The following material sets forth certain information with respect to the Company's line of products:

    Telecom-2000-TM-

    The Company's most sophisticated technology is a software and hardware product suite known as Telecom-2000. Telecom-2000 on the Internet, as well as on private wide area networks, is designed to deliver basic telephone service, in a technically different and improved way, without lag time, in terms of voice quality compared to standard product offerings in the market today. The Company's product is based on Ethernet switching and Virtual LAN technology completed with low cost voice packetization technology. The proliferation of affordable ATM adapters, switch nodes and Wide Area Network ATM services by the Local Exchange Carriers (LEC's) and Interexchange Carriers (IXC's) has provided a significant cost incentive to utilize ATM for voice transport on the Internet and other wide area networks.

    Telecom-2000 consists of voice/data integration and authentication protocol, voice packetization software, prototype interfaces to Ethernet telephony hardware, address resolution and call handling software, and interfaces to the traditional telephone network through a PC, or personal computer. Due to the economical and highly scaleable architecture developed by the Company, Telecom-2000 can be utilized for secure, or private, data and telephony communications in very small offices, enterprise networks, national reseller networks and for the individual consumer. The technological basis for the Telecom-2000 is the Company's patent, U.S. Patent No. 5,526,353, which provides for a system and method for communicating high fidelity and clear transmission of audio or voice over the Internet and intranets, enabling free worldwide high fidelity and clear transmission of ordinary telephone communications. The Company is not aware of any other company that possesses the technological ability for communicating high fidelity and clear transmissions of audio or voice over the Internet and intranets. Although the Company is aware of other companies providing a suite of hardware and software products that enable audio or voice over the

Internet, the quality of the audio or voice is regarded by the Company as poor to fair in comparison to its Telecom-2000 suite of hardware and software that provides for communicating high fidelity and clear transmission of audio or voice over the Internet and intranets. However, the Company is well aware that this technology is rapidly advancing and although the Company believes that its patent may provide certain strategic and technological advantages in the new and burgeoning area of audio or voice over the Internet, the Company can make no assurances as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of its patented technology. See "Business -- Patent, Trademark, Copyright and Proprietary Rights."

    Telecom-2000 elements include an integrated Ethernet adapter and desktop telephone, a PC ISA plug in card to provide desktop telephone access via a standard Ethernet interface, a PC ISA plug-in card to terminate four standard telephone lines or a PC ISA plug-in card to provide four telephone station lines for desktop computers not equipped with a PC or LAN connection.

    The use of Microsoft's telephony application programmer's interface (TAPI) compliant system assures maximum flexibility in providing the latest CTI features both in hardware and software. The provision of the hardware assures a unique product with traditional telephone system reliability. The TAPI compliance assures use of Telecom-2000 for unique applications, as well as third party software for specialty requirements and ease of value added reseller software products to quickly open up new markets. All of the hardware, software and protocols being developed and utilized comply with both international telephony and ATM standards. This flexibility allows e-Net to compete in both hardware and software markets. Depending on the precise configuration and volume, the Company offers the Telecom-2000 at a price of approximately $750 per unit, which includes a one year warranty and technical service, training and support. The Telecom 2000 product is in final testing and, at March 31, 1996, the Company has not realized any sales of this product. Telecom-2000 is projected to be available to market by the end of the Company's fourth quarter of fiscal 1997.

    IntelliCD-TM-

    e-Net has recently developed IntelliCD, a product to provide the market a simpler and less expensive network usage and billing capability. IntelliCD has been designed to utilize state-of-the-art imaging technology. e-Net has designed and developed a standards compliant, general purpose search and retrieval engine which can be used unaltered in a wide variety of user applications in any industry. This product is distributed by e-Net clients under their own trade names. One of e-Net's clients, Sprint, uses IntelliCD to provide its clients with database access to their monthly Call Detail Record (CDR) data. Based upon the strong market position of Sprint, and that e-Net is not contractually prohibited from selling this product to the other long distance carriers or the regional telephone operating companies, the Company believes that this unique product may have wide utilization in the telecommunications industry, but the Company can make no assurances of its utilization. Depending on precise configuration and volume, the Company offers the IntelliCD at a price of approximately $300 per unit, which includes a one year warranty and technical service, training and support.

    e-Net NMS-TM-

    The e-Net Network Management System ("e-Net NMS") is a proprietary expert systems-based, user friendly, object-oriented network and system management product that is offered by the Company. Through the introduction of automated problem, configuration, accounting, performance and security management, the Company's e-Net NMS product provides corporate and government enterprises with flexibility for the management of global telephone and data networks, including networks connected by the Internet. The e-Net NMS product also provides network traffic optimization and re-routing, real-time configuration and database management, generation of all needed reports, and system failure detection and prediction. Depending on precise configuration and volume, the Company offers the e-Net NMS product in a price range of approximately $40,000 to $80,000 per unit, which includes a one-year warranty and technical service, training and support.

    DebitBill-TM-

    The telephone debit card business has experienced strong growth in response to customer acceptance and increasing demand. e-Net's experience with its own proprietary debit billing card product, called DebitBill, has indicated that there may be significant market demand for this technology, although the Company can make no assurances of the extent of any demand. The Company intends to sell its debit card product to the Internet service delivery market. DebitBill interfaces with standard telephone switches and related accounting management software to identify the customer and to record and manage amounts owed. The Company believes that DebitBill may be a significant product in its suite of products because of the ease-of-use and cash flow implications of this technology. e-Net has specifically designed DebitBill for the Internet and private IP networks. Depending on precise configuration and volume, the Company has recently begun to offer the DebitBill product at a price of approximately $60,000 per unit, which includes a one year warranty and technical service, training and support.

SERVICES

    The Company has made a commitment to provide timely, high quality technical support to meet the diverse needs of its customers and partners and to facilitate the adoption and use of its products, systems and services. The Company offers the following technical services:

    e-NET HELPDESK SUPPORT. The Company offers an annual support program intended for organizations who need to internally support large-scale deployment of e-Net's products and for authorized VARs and systems integrators providing direct support to their customers. This program offers a full spectrum of support, including access to technical experts, support and training materials, support tools, call histories, maintenance releases and software updates.

    e-NET CONSULTATION SUPPORT. For individuals and for small groups using e-Net's products, the Company offers support through a toll-free telephone number on a time and materials payment basis. This service provides on-line technical support and bug fixes or software releases as required. e-Net consultation support is particularly economical for self-supporting departments that consolidate questions through a department system administrator. The Company also offers consulting services for particularly complex application design, integration and installation. Consulting services are provided at negotiated rates, and typically include on-site support during the installation process by Company technicians and engineers.

    TRAINING

    e-Net offers hands-on training courses and materials to resellers and end users covering installation configuration and troubleshooting. In addition, courses and materials cover user support, data loading and content creation, user interface design, template scripting and integration with the data base.

MARKETING AND DISTRIBUTION

    The Company's marketing and distribution strategy targets markets such as Internet commerce, enterprise-wide private IP wide area networks, enterprise local area networks, individual PC users and the individual telephone consumer.

    INTERNET COMMERCE MARKET. The Company believes that many major corporations may begin to communicate data and manage information on the Internet or on private IP wide area networks. Corporations likely to use such products and services include telecommunications companies, information service providers, mail order and traditional retailers, publishers, and financial service providers. Any or all of these corporations may wish to utilize the advantages of telephone usage on the Internet or their private IP networks.

    ENTERPRISE MARKET. Medium and large-sized enterprises, particularly those with geographically disbursed employee bases, are expected to increasingly use the Internet in conjunction with private IP networks to facilitate internal communications. Many Fortune 500 companies already maintain extensive private communication networks, which can be enhanced and extended through use of the Internet.

    INDIVIDUAL PC BUSINESS AND HOME USERS. While the number of business desktop computer users accessing the Internet is increasing rapidly, the Company believes that only a small fraction of business computer users currently use the Internet. The corporate employer, even for small proprietorships will give due consideration to the cost and other advantages of the Company's products. Demand can be measured by the growth in usage of Prodigy, CompuServe and America Online ("AOL"), as well as home shopping services, such as QVC and Home Shopping Network, which suggests that the home market for commercial applications on the Internet may be substantial. The accessibility and ease of use of the Company's systems and products are designed to address the demands of this marketplace.

    The market for the Company's software and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over the Internet and private IP networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. While the Company believes that its software products offer significant advantages for commerce and communication over the Internet and private IP networks, there can be no assurance that Internet commerce and communication will become widespread, or that the Company's systems and products for commerce and communication over the Internet and private IP networks will become adopted for these purposes.

    MARKETING

    The Company uses direct marketing of its technologies, products and services, and intends to use a variety of other marketing programs to stimulate demand for its technologies, products and services. These programs are focused on the target markets mentioned above and are designed to leverage the Internet itself as a powerful marketing vehicle. In addition, the Company intends to develop co-marketing programs with strategic corporate partners designed to take advantage of complementary marketing capabilities. Due to a lack of resources, the Company has only recently begun to implement its marketing strategy. The Company can make no assurances as to the success of its marketing strategy. The key elements of the Company's marketing strategy include:

        MARKETING ON THE INTERNET. e-Net will be accessible with its own Web site. This Web site will provide directories to a variety of product and technical support information. The Company will make its products available for evaluation and purchase through Web site.

        TARGET MARKETING. The Company will focus direct marketing efforts on enterprise network users, companies now publishing on the Web and decision makers using the Internet for internal use in medium and large-sized enterprises, and vertically targeted small offers. Outbound telemarketing, direct response advertising and seminar programs. The goal of these efforts is to identify potential buyers of the Company's products, create awareness of the Company's product offerings and generate leads for follow-on sales.

        MARKETING TO PC USERS. Client products will be marketed widely to PC users in both the business and home PC market segments. Distribution through national resellers, reseller agreements with Internet access providers, and bundling arrangements with PC hardware and software OEMs will be used to make Company's products rapidly available to a large number of potential customers. In order to stimulate demand for its products, the Company will advertise in PC industry publications and engage in sales promotions with distribution partners, with particular emphasis on trade shows and technology expositions at convention centers.

    DISTRIBUTION

    The Company's objective is to market and distribute its products worldwide, in part by disseminating its products through multiple national and international distribution channels. However, the Company has only recently begun to implement its distribution strategy and has not yet entered into any distribution agreements for its products. The Company can make no assurances as to the success of its distribution strategy. Furthermore, the Company has limited resources to achieve the distribution of its products and no assurances can be made that the Company will not require additional financing, which may not be available, to achieve such objective. The Company has designed its distribution strategy to address the particular requirements of its diverse institutional and individual target customers. The Company's direct distribution efforts will consist of a direct sales force and telesales as well as marketing directly VIA the e-Net home page on the Internet. The Company's products are currently distributed indirectly through OEMs, systems integrators, VARs and software retailers.

    DIRECT SALES. The Company's direct sales force targets primarily medium to large-sized enterprises, including telecommunications companies and public sector network users. The Company currently has six employees in marketing and sales, and intends to add seven more employees in marketing and sales. The Company believes that these organizations are most likely to become large network users interconnected to the Internet. In addition, these organizations have a substantial installed base of private IP networks and are expected to employ Web servers for internal enterprise applications.

    TELESALES. The Company's telesales organization, based in the Washington, D.C. metropolitan area, receives customer orders as well as contacts potential customers. The organization comprises three telesales representatives, who also are employed in marketing and sales, on behalf of the Company. Following the closing of this offering, the Company intends to add three employees to its telesales force.

    INTERNET SALES. The Company will offer its products and services electronically VIA the Internet. Internet sales and distribution is particularly well suited to address the large base of Internet users who may choose the Company's products and services for many of their telephone needs.

    OEMS, VARS AND SYSTEMS INTEGRATORS. OEMs, Value Added Resellers (VARs) and systems integrators may customize, configure and install the Company's products with complementary hardware, software and services. In combining these products and services, these resellers are able to deliver more complete solutions to address specific customer needs, deriving maximum benefit from the Company's products while tailoring system solutions, which allows e-Net to avoid customization costs and invest in focused product improvement.

    The Company has historically sold its products only through direct sales. The Company intends to increasingly utilize the Internet, OEMs, systems integrators and VARs. The Company expects that any material increase in sales through resellers as a percentage of total revenues, especially in the percentage of sales through OEMs and VARs, will adversely affect the Company's average selling prices and gross margins due to the discounts that are typically extended when selling through indirect channels. Moreover, there can be no assurance that the Company will be able to attract resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service or that the Company will be able to manage conflicts among its resellers. In addition, the agreements with resellers in the Company's industry typically do not restrict resellers from distributing competing products, and in many cases are terminable by either party without cause. It is ordinary in the Company's industry to grant exclusive distribution rights which are limited by territory and in duration. Consequently, the Company may be adversely affected should any reseller fail to adequately penetrate its market segment. The inability to recruit, manage and retain important resellers, or their inability to penetrate their respective market segments, may materially adversely affect the Company's business, operating results or financial condition.

    The Company intends to expand its field sales force and its telesales organization. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion may have a material adverse effect on the Company's business, operating results or financial condition.

    In addition to expanding its direct sales channels, the Company will distribute its products electronically through the Internet. Distributing the Company's products through the Internet makes the Company's software more susceptible than other software to unauthorized copying and use. The Company intends to continue to allow potential customers to electronically download its software for a free evaluation period. There can be no assurance that, upon expiration of the evaluation period, the Company will be able to collect payment from users that retain a copy of the Company's software. In addition, by distributing its products for free evaluation over the Internet, the Company may reduce the future demand for its products. If, as a result of changing legal interpretations of liability for unauthorized use of the Company's software or otherwise, users were to become less sensitive to avoiding copyright infringement, the Company's business, operating results and financial condition may be materially adversely affected. Any such export restrictions, new legislation or regulation or unlawful exportation may have a material adverse impact on the Company's business, operating results or financial condition.

PRODUCT DEVELOPMENT

    The Company's current development efforts are focused on new products, product enhancements and implementing existing products into new enterprise networks. In particular, e-Net is in the final testing stages of Telecom-2000. This testing is currently on schedule and it is estimated by the Company to be successfully concluded, resulting in product market readiness, by the end of the Company's first quarter of fiscal 1998. There can be no assurance, however, that any Company products will be made commercially available as expected or otherwise on a timely and cost-effective basis, or that if introduced, that these products will achieve market acceptance.

    The Company's ability to attract and retain highly qualified technical employees will be the principal determinant of its success in maintaining technological leadership. e-Net intends to develop a policy of using equity-based compensation programs, which have not yet been instituted, to reward and motivate significant contributors among its employees.

    At March 31, 1997, the Company capitalized approximately $521,000 in software product development costs, all other product development costs have been expensed as incurred (see Notes to Financial Statements, Note A -- Summary of Significant Accounting Policies). The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company intends to increase the amount of its research and development expenditures in the future.

    Substantially all of the Company's revenues have been derived, and substantially all of the Company's future revenues are expected to be derived, from the license of its software and sale of its associated services. Accordingly, broad acceptance of the Company's products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that the Company will be successful in developing and marketing new products and enhancements that meet changing customer needs. Current products are designed around certain standards, and current and future sales of the Company's products will be dependent, in part, on industry acceptance of such standards. In addition, there can be no assurance that the Company will not experience difficulties that may delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced shipment of experimental versions its Telecom 2000-TM-, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. If the Company is unable to develop on a timely basis new software products, enhancements to existing products or error corrections, or if such new products or enhancements do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

    In March 1996, the Company acquired all rights, title and interest in the first U.S. patent, U.S. Patent No. 5,526,353, which is comprised of and has been approved for 40 claims, for a system and method for communicating high fidelity and clear transmission of audio or voice over the Internet and intranets, enabling free worldwide high fidelity and clear transmission of ordinary telephone communications. The Company acquired all rights, title and interest in the patent from the inventors, Messrs. Arthur Henley and Scott Grau, who are original stockholders of the Company, in consideration of a five percent overriding royalty interest against gross sales involving the use of the patent. The Company had agreed to allocate $1,000,000 of capital to develop and exploit the market opportunities for the patent by December 31, 1996, or the patent would be subject to repurchase by the inventors of the patent. The Company has satisfied its commitment to allocate $1,000,000 towards the patent as of December 31, 1996. The Company believes that its patent is the first patent awarded of its kind, specifically involving the transmission of audio or voice over the Internet and intranets. The Company also believes that its patent may provide certain strategic and technological advantages in the new and burgeoning area of audio or voice over the Internet and intranets. The Company can make no assurances, however, as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of its patent or as to the future success of the Company in bringing products related to this technology to market.

    The Company currently does not have any other patent or copyright applications pending. However, the Company has numerous trademark applications pending related to certain of its products and technologies. The Company may file additional patent, trademark and copyright applications relating to certain of the Company's products and technologies. If patents, registered trademarks or copyrights were to be issued, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks or copyrights or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce its proprietary rights. Failure of the Company's patents, trademark and copyright applications may have a material adverse impact on the Company's business. Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps will include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

SECURITY RISKS

    The Company has included in certain of its products an implementation of a security protocol which operates in conjunction with authentication technology that it has developed. Despite the existence of this technology, the Company's products may be vulnerable to break-ins and similar disruptive problems caused by certain Internet and intranet users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of end users of the Company's products, which may result in significant liability to the Company and may also deter potential customers. Persistent security problems continue to plague public and private data networks. Recent break-ins at major government institutions, banks and corporations have involved hackers bypassing firewalls and missappropriating confidential information. Alleviating problems caused by third parties may require significant expenditures of capital and resources by the Company and may cause interruptions, delays or cessation of service to the Company's customers; such expenditures or interruptions may have a material adverse effect on the Company's business, operating results and financial condition. Moreover, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace, generally, and the Company's customer base and revenues, specifically. The Company intends to limit its liability to customers, including liability arising from a failure of the security features contained in the Company's products, through provisions in its future contracts. However, the Company can make no assurances that such contractual limitations will be enforceable. The Company currently does not have liability insurance to protect against these risks and there can be no assurance that such insurance will be available to the Company on commercially reasonable terms, or available on any terms.

GOVERNMENT REGULATION

    The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which may in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

    The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company intends to rely on patent, trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology position. The source code for the Company's proprietary software is protected both as a trade secret and as a patented work. The Company generally enters into confidentiality or license agreements with its employees, consultants and vendors, and generally controls access to any distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate designation of the Company's products. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products to "reverse engineer" the Company's designs, or to obtain and use information that the Company regards as proprietary. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation may result in substantial costs and diversion of resources and may have a material adverse effect on the Company's business, operating results or financial condition.

    The Company also relies on certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these technology licenses may result in delays or reductions in product shipments until equivalent technology may be identified, licensed and integrated. Any such delays or reductions in product shipments may materially adversely affect the Company's business, operating results and financial condition.

COMPETITION

    The market for Internet and intranet-based software and services is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future, from start-up companies to major technology and telecommunications companies. Almost all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition may materially adversely affect the Company's business, operating results or financial condition. The Company's current and potential competitors can be divided into several groups: Microsoft, browser software vendors, Web server software and service vendors, PC and Unix software vendors and online service providers.

    MICROSOFT CORPORATION. Microsoft has licensed browser software from Spyglass and has announced its intention to improve and bundle the browser with its Windows 95 operating system. Microsoft's browser will access the Microsoft Network, its announced online service, and will also offer Internet access. While the anticipated penetration of this software into Microsoft's installed base of PC users will increase the size and usefulness of the Internet, it may have a material adverse impact on e-Net's ability to sell client software. In addition, because the Company's client software products will not be able to access Microsoft Network, the Company's client software products may be at a competitive disadvantage VERSUS Microsoft's browser. Further, Microsoft may choose to develop Web server, applications software and software products specifically designed to deliver high levels of performance that enables local, material and international telephone communications, information exchange and commerce over the Internet as a complement to its product line and to support the Microsoft Network, which may materially adversely affect e-Net's ability to sell its technologies, products and services. To the extent that Microsoft's browser gains market acceptance, Microsoft will be better positioned than the Company to sell Web server and applications products. Microsoft has a longer operating history, a much larger installed base and number of employees, and substantially greater financial, technical and marketing resources, access to distribution channels and name recognition than the Company.

    BROWSER SOFTWARE VENDORS. Several companies are currently offering client-based Web browser products, including Netscape Communications Corporation, Spry, Inc. (a subsidiary of CompuServe), Spyglass, Booklink Technologies, Inc. ("Booklink," a subsidiary of AOL), NetManage Inc., Network Computing Devices, Inc. and Quarterdeck Office Systems, Inc. In addition, the NCSA at the University of Illinois distributes its product, NCSA Mosaic, free for noncommercial use. Further, Spyglass has an exclusive license for NCSA Mosaic and is actively sublicensing it to other commercial vendors. These sublicensees are expected to offer derivative products that will compete with the Company's product line.

    SERVER SOFTWARE AND SERVICE VENDORS. Some companies are offering Web server software that they install and operate on behalf of their customers, and other companies are offering services using Web serves. Companies offering Web server software include Open Market, Inc. ("Open Market"), which has a

Web server for various Unix platforms, Process Software Corp. and O'Reilly & Associates, Inc., which have Windows NT Web server products, Spyglass, which has announced a Web server for Windows NT and various Unix platforms, and Terisa, which offers a toolkit for adding security functions to the existing NCSA and CERN Web servers. Service companies include Open Market and Internet Media Services, which publish content from third parties on their own Web servers. In the future, software companies which have server products in other product categories may choose to enhance the functionality of existing products or develop new products which are competitive with the Company's Web server and integrated applications products. These companies include Lotus (which IBM acquired), which may extend Notes in this manner, and Novell, which may choose to provide add-ons to Netware for Web publishing. In addition, Oracle, Sybase and Informix may incorporate Web server functionality into their database products. Oracle has recently announced a technology licensing agreement with Spyglass and its intention to introduce Web-based software that enables electronic commerce and communication.

    PC AND UNIX SOFTWARE VENDORS. The Company believes that PC software vendors may become particularly formidable competitors. In addition to Microsoft, IBM has incorporated client software in its OS/2 operating system, and the Company believes that other PC operating system vendors, including Apple, will also eventually incorporate some Web client functionality into their operating systems as standard features. This may also be true of Unix operating systems vendors, such as Sun, HP, IBM, Digital, SCO and SGI. If these companies incorporate Web browser functionality into their software products, they could subsequently offer this functionality at little or no additional cost to customers. Further, in the event that client products incorporated into operating systems by Microsoft or other PC or Unix software vendors gain market acceptance, these organizations will be better positioned than the Company to sell Web server and applications software products.

    ONLINE SERVICE PROVIDERS. Although the online services provided by companies such as Prodigy, CompuServe and AOL are not Internet-based services, these services currently present an alternative medium to organizations considering Internet-based publishing. In addition, due to the appeal of the Internet to content publishers and end users, these companies are adapting their service offerings to provide Internet access. At least two of these companies compete directly with the Company in the Internet-based software and services market: AOL, which acquired Booklink, and CompuServe, which acquired Spry. The Company's client software products do not offer access to any online services, including Microsoft Network, and are at a competitive disadvantage VERSUS browser products which offer both access to the Internet and to an online service.

    Additional competition could come from client/server applications and tools vendors, other database companies, multimedia companies, document management companies, networking software companies, network management companies and educational software companies. Further, the Company's current products are designed around certain standards, and industry acceptance of competing standards could decrease the demand for the Company's products. For example, Microsoft and IBM are each proposing an alternative security standard, and widespread adoption of either standard may have a material adverse effect on the Company's business, operating results or financial condition.

    Competitive factors in the Internet-based software and services market include core technology, breadth of product features, product quality, marketing and distribution resources, and customer service and support. However, the market and competition are still new and rapidly emerging, and there can be no assurance that the Company will be able to compete successfully against current or future competitors, or that this competition will not adversely affect the Company's business, operating results or financial condition.

EMPLOYEES

    As of the date of March 31, 1997, the Company had a total of 15 employees, of which one is part time and 14 are full time employees. Of the total number of employees, seven are engaged in software development, six are engaged in marketing, sales and customer support and two are engaged in administration and finance. Certain software development activities and additional financial and administrative support required to date have been purchased on an as needed basis from independent consultants. The Company intends to hire approximately 20 additional employees, including nine in software development, seven in marketing and sales and four in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified technical personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

    The rapid execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. In addition, most of the Company's management, development and engineering staff was only recently hired. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. For example, the Company is currently in the process of building its internal maintenance and support organization. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that may cause action results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

    The Company's operating results may be affected by a number of factors. Such factors include the availability and cost of components, an unexpected inability to manage expenses relative to sales growth and an inability to anticipate downward price pressures by customers using our products and services. Also, there is the potential problem of competing with companies having significantly greater financial, technical and market resources than the Company.

    A significant percentage of the Company's sales to major customers historically has occurred in the last month of a quarter. Changes in purchasing patterns by one or more of the Company's major customers, and the inability of the Company to anticipate in advance the mix of customer orders and its ability to ship the necessary quantities of product near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results.

    The Company participates in competitive industries marked by rapidly changing technology, which may result in volatility of the Company's securities prices. Additionally, any shortfall in revenue or earnings from the levels expected by securities analysts may have an immediate and significant effect on the trading prices of the Company's securities in any given period. Moreover, it is possible the Company may not learn of such shortfalls until late in the fiscal quarter, which may result in an even more immediate and adverse effect on the trading price of the Company's securities.

ITEM 2. DESCRIPTION OF PROPERTIES.

    As of March 31, 1997, the Company leased approximately 5,500 square feet for its principal executive offices located at 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. The Company also leases approximately 1,500 square feet for additional operational facilities located at 12325 Hymeadow Drive, Austin, Texas 78750. The Company expanded its Austin facilities in June 1997, to approximately 4,000 square feet with a base rental of approximately $6,600. Base rental for the current premises is approximately $7,900 and $1,200 per month, respectively. The leases require the Company to pay certain property taxes and certain operating expenses. The Company believes that its current and anticipated facilities are suitable and adequate for its operations.

ITEM 3. LEGAL PROCEEDINGS.

    e-Net, Inc. is not a party to any legal proceedings and, to the best of its information, knowledge and believe, none is contemplated or has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock has traded on the Nasdaq Small Cap Market System since April 8, 1997, under the symbol "ETEL." On June 30, 1997, the closing "bid" price of the Common Stock was $4 per share. There are approximately 1,500 shareholders of the Company's Common Stock. The following table sets forth the range of high and low bid prices for the Common Stock, as quoted on Nasdaq, for the period from April 8, 1997, the date of the Company's initial public offering of securities, through June 30, 1997.

                                                                                                    HIGH        LOW
                                                                                                  ---------  ---------
April 8, 1997 through June 30, 1997                                                                $6 3/8       $4

------------------------

(1) The initial public offering price per share on April 7, 1997 was $5.

    Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

    Revenue increased by 87% to approximately $549,000 in the year ended March 31, 1997 from approximately $294,000 in the period ended March 31, 1996. The increase in revenue dollars was attributable to the increased delivery of the Company's IntelliSeries Products and Help Desk Services. In the period ended March 31, 1997, revenue mix, as a percentage of revenue, among products and services was 5% and 95%, respectively. Revenue mix among products and services for the corresponding period in 1996 was 15% and 85%, respectively. For the year ended March 31, 1997, the Company derived 78% and 21% of its sales from two customers, respectively and 32%, 29%, 16%, and 13% from four customers, respectively for the same period in 1996.

    Cost of product sales and service increased by 364% to approximately $410,000 in the year ended March 31, 1997 or 75% as a percentage of revenue as compared to approximately $88,000 or 30% as a percentage of revenue in the corresponding period in 1996. The dollar increase was largely attributable to the increased business volume and the associated labor, overhead, consultant and subcontract costs necessary to service the increased volume, as well as the foregoing compensation during the start-up phase (see pro forma adjustment on the Statement of Operations for the period from beginning of operations to March 31, 1996). The percentage increase was attributable to the proportional increase in service revenues compared to product revenues.

    General and administrative expense increased by 917% to approximately $1,171,000 in the year ended March 31, 1997 from approximately $115,000 in the corresponding period in 1996. The dollar and percentage increase were largely due to the hiring of administrative and selling staff. The number of employees of the Company engaged in general and administrative, selling, and research and development activities increased from one at March 31, 1996 to 11 at March 31, 1997. The Company plans to make additional expenditures in the research and development and the general, administrative and selling organizations as necessary over the next twelve months.

    Research and development costs increased to approximately $237,000 in the year ended March 31, 1997 as compared to $0 in the corresponding period in 1996. Research and development costs consist of hardware related development costs associated with the Telecom2000 product and the $50,000 purchase price for certain prototype boards, proprietary software code and research and development in May 1996. The Company also incurred approximately $521,000 in capitalized software development costs related to development of software for its Telecom2000 product in the year ended March 31, 1997. The Company plans to continue research and development activities, however, future software development costs will be capitalized in accordance with generally accepted accounting principles, subject to judgements to be made as to technological feasibility of the software development efforts and recoverability. Upon release of software products, ongoing development, maintenance and support costs will be expensed as incurred.

    Interest and financing charges net total was approximately $5,669,000 for the year ended March 31, 1997 as compared to approximately $627,000 in the corresponding period in 1996. The increase in interest and financing charges was mainly due to approximately $5,385,000 in interest expense associated with certain bridge loans and approximately $285,000 of costs associated with a planned initial public offering of securities in 1996 which was abandoned in September 1996. The extraordinary interest expense associated with the bridge loans reflects the highly speculative nature of the loans at the time. Traditional forms of short term asset based financing were not available to the Company. Management therefore believed the funds provided by the loans were critical to the Company to bring its products to market and justified the issuance of the bridge unit securities as additional consideration for such loans. The Company does not expect to encounter similar difficulty in obtaining short term financing in the future. Therefore, financing expense of the magnitude associated with the bridge financing is believed to be nonrecurring. The Company's product lines are ready for commercial production. A portion of the proceeds from the Company's initial public offering will be used to fund the production of start-up inventory necessary for initial deliveries to customers. By filling sales orders and generating increases in accounts receivable and cash flow, management believes traditional asset-based financing will be attainable to satisfy ongoing working capital needs. In addition to successfully completing its initial public offering in April, 1997, the Company also signed a commitment letter to obtain a secured credit facility (see Liquidity and Capital Resources below).

    Loss from operations increased to approximately $1,269,000 in the year ended March 31, 1997 as compared to income from operations of approximately $90,000 in the corresponding period in 1996. The dollar increase in loss from operations was largely attributable to the increase in research and development, and selling, general and administrative costs, and cost of product sales and service as discussed above. In future periods, gross margins may be affected by price competition or changes in sales channels, increases in the costs of goods or changes in the mix of products sold.

    Loss before income taxes increased to approximately $6,938,000 in the year ended March 31, 1997 as compared to loss before income taxes of approximately $537,000 in the corresponding period in 1996. The dollar increase in loss before income taxes was largely attributable to the increase in financing costs associated with a private placement and operating costs as discussed above.

    A valuation allowance has been established equal to the amount of income taxes pending evidence that the Company will be able to generate taxable net income which will be offset by the net tax loss carryforward in future years. Financing expense associated with the issuance of bridge units is non-deductible and is being treated as a capital transaction for income tax reporting purposes. The use of net operating losses by the company in the future to offset taxable income may be limited to the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code.

    Net loss for the year ended March 31, 1997 was approximately $6,938,000 or ($1.72) per share, compared to a PRO FORMA net loss of approximately $775,000 or ($.26) per share for the same period in 1996. Pro forma data presented in the accompanying statement of operations reflect the result of operations on a PRO FORMA basis had the officer been employed by the Company for the entire period at a compensation level equal to that contained in the agreement disclosed in Note F--Commitments and Contingent Liabilities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operations to date have concentrated on continuing development of its products, establishing acceptance of its software products in the telecommunications industry, providing services to its existing customer base and securing financing necessary to fund development, operations and expansion of its business. Management believes cash flow provided by operations, the proceeds received from its successful initial public offering, and borrowings, as required, on its line of credit will be sufficient to meet cash requirements as needed.

    In April 1997, the Company registered an initial public offering of securities consisting of 1,500,000 shares of common stock and 1,500,000 warrants. On April 11, 1997, the offering closed with net proceeds to the Company of approximately $5,722,000. The Company deferred costs incurred in connection with the offering of approximately $965,000 at March 31, 1997, representing legal, accounting, underwriter fees, and printing costs pending completion of the offering, at which time the costs will be charged to paid-in capital.

    In May 1997, the Company signed a commitment letter from NationsBank for a $1,000,000 line of credit for working capital purposes, at an interest rate of 1% over the prime rate, and secured by accounts receivable, inventory, and investments at NationsBank Securities. The line of credit is set to expire on May 31, 1998.

    For the year ended March 31, 1997, the Company's principal uses of cash were to fund the losses incurred and support the development of the Company's products. For the year ended March 31, 1996, net cash was provided to the Company by operating and financing activities.

    For the year ended March 31, 1997, the Company's cash and cash equivalents, invested cash and marketable securities decreased to approximately $379,000 from approximately $558,000 as a result of the loss incurred for the year along with the financing of capitalized software and fixed assets. The Company has no significant capital asset commitments.

    For the years ended March 31, 1997 the net cash used in operating activities was approximately $1,187,000 and for the same period in 1996 the net cash provided by operating activities was approximately $103,000, the increase in cash used in operating activities of approximately $1,290,000 was due to net losses from operations caused by increased research and development and selling, general and administrative expenses.

    For the year ended March 31, 1997 the net cash used in investing activities was approximately $646,000 as compared to $0 for the same period in 1996. In 1997, investing consisted primarily of increases in capitalized software development costs and purchases of capital equipment.

    For the years ended March 31, 1997 and 1996 the net cash provided by financing activities was approximately $1,655,000 and approximately $455,000, respectively. For the year ended March 31, 1997, financing activities consisted primarily of the issuance of bridge and convertible notes payable of approximately $1,750,000, which were ultimately converted to common stock. For the year ended March 31, 1996, financing activity consisted primarily of the issuance of bridge notes payable of approximately $500,000, which were ultimately converted to common stock.

    The Company anticipates that the net proceeds from the initial public offering of common stock, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements through March 31, 1998.

    While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal. The Company presently has a line of credit and cash and cash equivalents on hand and believes that these will be sufficient to meet cash requirements as needed.

    Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material on the Company's liquidity, capital resources, or operations.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs may adversely affect the Company's operations; however, the Company believes it may increase prices of its products and systems to offset increases in costs of goods sold or other operating costs.

SEASONALITY

    Based on its experience to date, the Company believes that its future operating results may be subject to quarterly variations based on a variety of factors, including seasonal changes in the weather. Such effects may not be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded under any circumstances.

ITEM 7: FINANCE
e-NET, INC.
Contents

--------------------------------------------------------------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................................................         23

FINANCIAL STATEMENTS

  Balance Sheets...........................................................................................         24

  Statements of Operations.................................................................................         25

  Statements of Cash Flows.................................................................................         26

  Statements of Stockholders' Equity.......................................................................         27

  Notes to Financial Statements............................................................................      28-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
e-Net, Inc.

    We have audited the accompanying balance sheets of e-Net, Inc. (a Delaware Corporation), as of March 31, 1997 and 1996, and the related statements of operations, cash flows and stockholders' equity for the year ended March 31, 1997, and the period from the beginning of operations (June 8, 1995) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Net, Inc., as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended March 31, 1997, and the period from the beginning of operations (June 8, 1995) to March 31, 1996, in conformity with generally accepted accounting principles.

                                                              GRANT THORNTON LLP

Vienna, Virginia
May 2, 1997

                                  E-NET, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                   MARCH 31,

                                                                                              1997         1996
                                                                                          ------------  ----------
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $    379,441  $  557,960
  Accounts receivable...................................................................       113,181      53,677
  Prepaid expenses......................................................................        14,800          --
                                                                                          ------------  ----------
TOTAL CURRENT ASSETS....................................................................       507,422     611,637
DEPOSITS................................................................................         7,530          --
PROPERTY, PLANT AND EQUIPMENT, NET......................................................       203,125     134,285
DEFERRED INITIAL PUBLIC OFFERING COSTS..................................................       964,706          --
SOFTWARE DEVELOPMENT COSTS..............................................................       520,853          --
                                                                                          ------------  ----------
                                                                                          $  2,203,636  $  745,922
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Stockholder/Officer notes payable.................................  $       --  $  45,000
  Accounts payable--trade...........................................     105,301      5,326
  Accrued liabilities...............................................     330,580     22,787
  Deferred revenue..................................................          --     20,000
  Capital lease obligation..........................................       4,480         --
                                                                      ----------  ---------
TOTAL CURRENT LIABILITIES...........................................     440,361     93,113
ACCRUED INITIAL PUBLIC OFFERING COSTS...............................     887,843         --
LONG-TERM DEBT......................................................          --    500,000
                                                                      ----------  ---------
TOTAL LIABILITIES...................................................   1,328,204    593,113
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares authorized,
    4,250,000 and 3,750,000 shares outstanding at March 31, 1997 and
    1996, respectively..............................................      42,500     37,500
  Stock subscriptions and notes receivable..........................         (46)  (125,100)
  Unamortized cost of bridge financing..............................          --  (2,885,135)
  Additional paid-in capital........................................   8,307,627  3,662,600
  Retained deficit..................................................  (7,474,649)  (537,056)
                                                                      ----------  ---------
TOTAL STOCKHOLDERS' EQUITY..........................................     875,432    152,809
                                                                      ----------  ---------
                                                                      $2,203,636  $ 745,922
                                                                      ----------  ---------
                                                                      ----------  ---------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.
                            STATEMENTS OF OPERATIONS

                                                                                                    PERIOD FROM
                                                                                                   BEGINNING OF
                                                                                                    OPERATIONS
                                                                                                  (JUNE 8, 1995)
                                                                                    YEAR ENDED          TO
                                                                                  MARCH 31, 1997  MARCH 31, 1996
                                                                                  --------------  ---------------
SALES...........................................................................   $    549,037     $   293,876
OPERATING EXPENSES
    Cost of product sales and service...........................................        410,027          88,360
    Selling, general and administrative.........................................      1,171,212         115,171
    Research and development....................................................        236,846         --
                                                                                  --------------  ---------------
(LOSS) INCOME FROM OPERATIONS...................................................     (1,269,048)         90,345
INTEREST AND FINANCING CHARGES
    Interest expense--bridge financing..........................................     (5,385,135)       (614,865)
    Cost of abandoned stock registration........................................       (284,575)        --
    Interest expense............................................................        (19,356)         (6,884)
    Other expenses..............................................................           (442)         (6,143)
    Interest income.............................................................         20,963             491
                                                                                  --------------  ---------------
LOSS BEFORE INCOME TAXES........................................................     (6,937,593)       (537,056)
INCOME TAX PROVISION............................................................        --              --
                                                                                  --------------  ---------------
NET LOSS........................................................................   $ (6,937,593)    $  (537,056)
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
PRO FORMA ADJUSTMENT TO REFLECT ADDITIONAL COMPENSATION EXPENSE.................   $    --          $  (237,500)
                                                                                  --------------  ---------------
PRO FORMA NET LOSS..............................................................   $ (6,937,593)    $  (774,556)
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
PRO FORMA LOSS PER SHARE........................................................   $      (1.72)    $      (.26)
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING.............................................      4,034,247       3,017,808

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                    PERIOD FROM
                                                                                                   BEGINNING OF
                                                                                                    OPERATIONS
                                                                                                  (JUNE 8, 1995)
                                                                                    YEAR ENDED          TO
                                                                                  MARCH 31, 1997  MARCH 31, 1996
                                                                                  --------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................................................   $ (6,937,593)    $  (537,056)
  Adjustments to reconcile net loss to net cash from operating activities
    Interest expense--private placement.........................................      5,385,135         614,865
    Depreciation and amortization...............................................         34,402          30,715
    Changes in operating assets and liabilities
      (Increase) in accounts receivable.........................................        (59,504)        (53,677)
      Increase in prepaid expenses and deposits.................................        (22,330)        --
      Increase in accounts payable and accrued liabilities......................        432,849          28,113
      (Decrease) increase in deferred revenue...................................        (20,000)         20,000
                                                                                  --------------  ---------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.............................     (1,187,041)        102,960
                                                                                  --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................................................       (125,502)        --
  Capitalized software development costs........................................       (520,853)        --
                                                                                  --------------  ---------------
NET CASH USED IN INVESTING ACTIVITIES...........................................       (646,355)        --
                                                                                  --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from shareholder/officer loans.......................................        --               30,000
  Payment of shareholder/officer loans..........................................        (12,050)        (25,000)
  Payment of notes payable arising from asset acquisition.......................        --              (50,000)
  Proceeds from issuance of bridge notes payable................................        500,000         500,000
  Proceeds from issuance of debt instrument converted to equity.................      1,250,000         --
  Payments on capital leases....................................................         (6,210)        --
  Payment of public offering costs..............................................        (76,863)        --
                                                                                  --------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................      1,654,877         455,000
                                                                                  --------------  ---------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................       (178,519)        557,960
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        557,960         --
                                                                                  --------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................   $    379,441     $   557,960
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
SUPPLEMENTAL DISCLOSURES:
  Income Taxes Paid.............................................................   $    --          $   --
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------
  Interest Paid.................................................................   $      6,284     $       688
                                                                                  --------------  ---------------
                                                                                  --------------  ---------------

NONCASH INVESTING AND FINANCING ACTIVITIES

    The Company issued 3,250,000 shares of common stock for notes receivable of $155,000 during the period ended March 31, 1996. In June 1996, notes receivable of $125,000 were canceled upon the return of 250,000 shares of common stock.

    The Company issued 250,000 shares of common stock upon conversion of a convertible debenture of $1,250,000, plus accrued interest of $25,081.

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK           STOCK      UNAMORTIZED
                                     ----------------------  SUBSCRIPTIONS    COST OF     ADDITIONAL                  TOTAL
                                      NO. OF                   AND NOTES       BRIDGE       PAID-IN     RETAINED   STOCKHOLDERS'
                                      SHARES      AMOUNT      RECEIVABLE     FINANCING      CAPITAL     DEFICIT       EQUITY
                                     ---------  -----------  -------------  ------------  -----------  ----------  ------------
Balance, inception
Initial capitalization.............  3,000,000   $  30,000     $    (100)    $   --        $ (29,900)  $   --       $   --
Contribution of assets from
  stockholder/officer..............     --          --            --             --           75,000       --           75,000
Sale of common stock for note......    250,000       2,500      (125,000)        --          122,500       --           --
Issuance of common stock and
  additional capital associated
  with the financing cost from the
  issuance of bridge units.........    500,000       5,000        --         (2,885,135)   3,495,000       --          614,865
Net loss...........................     --          --            --             --           --         (537,056)    (537,056)
                                     ---------  -----------  -------------  ------------  -----------  ----------  ------------
BALANCE, MARCH 31, 1996............  3,750,000      37,500      (125,100)    (2,885,135)   3,662,600     (537,056)     152,809
Bridge loan converted to capital...     --          --            --            500,000       --           --          500,000
Issuance of capital common stock
  and additional associated with
  the financing costs from the
  issuance of bridge units.........    500,000       5,000        --         (3,000,000)   3,495,000       --          500,000
Cancellation of note receivables in
  exchange for common stock........   (250,000)     (2,500)      125,000         --         (122,500)      --           --
Amortization of the costs of bridge
  financing........................     --          --            --          5,385,135       --           --        5,385,135
Conversion of debt to equity.......    250,000       2,500        --             --        1,272,581       --        1,275,081
Reclassification adjustment........     --          --                54         --              (54)      --           --
Net loss...........................     --          --            --             --           --       (6,937,593)  (6,937,593)
                                     ---------  -----------  -------------  ------------  -----------  ----------  ------------
BALANCE, MARCH 31, 1997............  4,250,000   $  42,500     $     (46)    $   --        $8,307,627  $(7,474,649)  $  875,432
                                     ---------  -----------  -------------  ------------  -----------  ----------  ------------
                                     ---------  -----------  -------------  ------------  -----------  ----------  ------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    e-Net, Inc., was incorporated on January 9, 1995, and the Company commenced operations on June 8, 1995. The Company, with principal executive offices in Germantown, Maryland, develops, markets, and supports open client, server and integrated applications software that enables local, national and international telephone communications, information exchange and commerce over the Internet and private networks, principally located in the United States. The Company also sells other products used in the management and billing of computer network, telephone and computer usage.

    The significant accounting policies used in the preparation of the accompanying financial statements are as follows:

REVENUE RECOGNITION

    Revenue is recognized on the sale of software products upon shipment unless future obligations exist wherein a portion of the revenue is deferred until the obligation is satisfied. Revenue from services rendered is recognized either as the services are rendered based upon fixed hourly rates or at contractually determined fixed monthly fees.

    For the year ended March 31, 1997, the Company derived 78% and 21% of its sales from two customers, respectively.

    For the period ended March 31, 1996, the Company derived 32%, 29%, 16% and 13% of its sales from four customers, respectively.

ACCOUNTS RECEIVABLE

    Accounts receivable are stated at the unpaid balances, less allowance on uncollectible accounts, if any. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. At March 31, 1997 and 1996, management deemed all balances fully collectible and did not establish an allowance for uncollectible accounts.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, using a declining-balance method over a five-year period.

                                  E-NET, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    Earnings per share for the periods from the beginning of operations to March 31, 1996, are based upon weighted-average shares outstanding during the period from June 1995, the date operations commenced, through March 31, 1996, adjusted retroactively, where applicable, for the effect of a 600:1 stock split in January 1996 and a 2:1 reverse stock split in February 1997. The weighted average shares outstanding also include the weighted-average effect (17,808 shares) of 500,000 shares of common stock issued in March 1996, pursuant to the issuance of the bridge units. The weighted-average effect of bridge units issued in April 1996 has been accounted for in computing earnings per share for the period ended March 31, 1996, and is not reflected in prior period calculations inasmuch as the issuance of the securities was accounted for at fair value as described in Note C. The effect of the issuance of 250,000 shares of Common Stock in March 1996 for a $125,000 promissory note has not been reflected in weighted average shares outstanding because the note was canceled in June 1996 in exchange for the return of all such shares.

SOFTWARE DEVELOPMENT COSTS

    In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain software development costs incurred after establishing technological feasibility. Costs incurred prior to such feasibility and certain hardware-related, development costs have been expensed as incurred as research and development costs. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers which release management estimates will occur by October 1997. At March 31, 1997, the Company has capitalized $520,853.

    Critical to the recoverability of the capitalized software costs is the generation of related sales sufficient to recover such costs. Should sufficient sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all cash held in checking and investment accounts with maturities of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of the instruments.

NOTE B--INITIAL PUBLIC OFFERING

    In February 1997, the Company entered into a letter of intent with an underwriter for a firm commitment initial public offering of securities consisting of 1,500,000 shares of common stock and 1,500,000 warrants. In connection with the offering, a 2:1 reverse stock split was approved by the Company. In addition, in connection with the offering, the $1,275,081 convertible debenture described in Note C was converted to 250,000 shares of common stock, and the outstanding Class A and Class B warrants were canceled, resulting in 4,250,000 shares of common stock issued and outstanding prior to the offering. On April 11, 1997, the shares were registered and the offering closed with net proceeds to the Company of approximately $5,722,000. The Company deferred costs incurred in connection with the offering of $964,706 at March 31, 1997, representing legal, accounting, underwriter fees, and printing costs pending completion of the offering, at which time the costs will be charged to paid-in capital. Such costs included

                                  E-NET, INC.

NOTE B--INITIAL PUBLIC OFFERING (CONTINUED) legal fees of approximately $380,000 paid to an attorney who is a stockholder of the Company. The liability associated with the accrual of the costs has been classified as a noncurrent liability because proceeds from the equity offering were used to retire the payable. PRO FORMA data are represented below to reflect the balance sheet at March 31, 1997, as if the offering had closed at year-end.

                                                                                        PRO FORMA      PRO FORMA
                                                                          HISTORICAL    ADJUSTMENT   BALANCE SHEET
                                                                         ------------  ------------  -------------
ASSETS

ASSETS
  Cash and cash equivalents............................................  $    379,441  $  5,722,282   $ 6,101,723
  Deferred initial public offering costs...............................       964,706      (964,706)      --
  Software development.................................................       520,853       --            520,853
  Other assets.........................................................       338,636       --            338,636
                                                                         ------------  ------------  -------------
TOTAL ASSETS...........................................................  $  2,203,636  $  4,757,576   $ 6,961,212
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accrued liabilities..................................................  $    330,580  $    --        $   330,580
  Accrued initial public offering costs................................       887,843      (887,843)      --
  Other liabilities....................................................       109,781       --            109,781
                                                                         ------------  ------------  -------------

TOTAL LIABILITIES......................................................     1,328,204      (887,843)      440,361

STOCKHOLDERS' EQUITY
  Common stock.........................................................        42,500        15,000        57,500
  Additional paid-in capital, stock subscriptions and notes
    receivable.........................................................     8,307,581     5,630,419    13,938,000
  Retained deficit.....................................................    (7,474,649)      --         (7,474,649)
                                                                         ------------  ------------  -------------

TOTAL STOCKHOLDERS' EQUITY.............................................       875,432     5,645,419     6,520,851
                                                                         ------------  ------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................  $  2,203,636  $  4,757,576   $ 6,961,212
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

    A PRO FORMA statement of operations is not presented, as the historical statement of operations reflects the transactions for the entire period. PRO FORMA share information is presented below.

Pro forma loss per share.........................................  $   (1.25)
                                                                   ---------
                                                                   ---------
Pro forma weighted average shares outstanding....................  5,534,247
                                                                   ---------
                                                                   ---------

    In March 1996, the Company entered into a letter of intent with an underwriter for a firm commitment initial public offering of securities. The offering was abandoned in September 1996. The Company paid $100,000 to an attorney who is also a stockholder of the Company in return for services rendered in connection with the offering. In addition, the Company has expensed $284,575 of costs incurred in connection with the offering, which costs do not benefit the 1997 offering described above.

                                  E-NET, INC.

NOTE C--SIGNIFICANT TRANSACTIONS

CONVERTIBLE DEBENTURE

    In August 1996, the Company entered into a letter of intent with MVSI, Inc. ("MVSI"), a Washington, D.C., area based Nasdaq-listed technology products and services company, whereby the Company agreed to be acquired and become a wholly owned subsidiary of MVSI in an exchange of securities. Pursuant to the terms of the letter of intent, an initial amount of $500,000 was loaned by MVSI to the Company for working capital. In October 1996, the Company entered into an agreement to be acquired by MVSI, which was subject to stockholder approval. An additional $500,000 was loaned to the Company in November 1996. However, in January 1997, the parties mutually agreed to terminate the acquisition, principally due to market conditions, and, as part of a mutual cooperation agreement, MVSI loaned the Company an additional $250,000 pursuant to the terms of a convertible debenture.

    The terms of the convertible debenture for the principal sum of $1,275,081, reflecting the total amount of the loan advances made to the Company by MVSI, provided that the outstanding principal balance bear interest at 9% per annum. In February 1997, at MVSI's option, the principal was converted into 250,000 shares of common stock of the Company upon completion of an initial public offering of the Company's securities, with the number of shares calculated using the initial price per share of the offering, resulting in a total of 4,250,000 shares of Common Stock issued and outstanding prior to the date of the prospectus. The 250,000 shares of Common Stock owned by MVSI were registered as part of the offering and are restricted from sale for a period of 12 months from the date of this offering, but may be released for sale during this period with the consent of the Representative. Three principal stockholders of the Company are stockholders of MVSI. A director of the Company is a director of MVSI.

PRIVATE PLACEMENT TRANSACTIONS

    In March 1996, the Company issued 250,000 shares of Common Stock to a nonaffiliated investment banking firm in a private placement transaction for aggregate consideration of $125,000, represented by a full recourse promissory note for the entire purchase price. In June 1996, this promissory note was canceled in exchange for the return of the 250,000 shares of Common Stock.

    In March 1996, the Company was loaned $500,000 by a nonaffiliated person. Principal and interest computed at the rate of eight percent per annum become due at the earlier of June 1, 1997, or the closing date of the proposed initial public offering of securities of the Company which was expected to occur in June 1996. As additional consideration for making such loan, the Company issued 500,000 bridge units each containing two shares of Common Stock, two Class A Warrants and two Class B Warrants to the lender. In June 1996, the loan principal was converted to paid-in capital and accounted for as consideration for the 500,000 bridge units received in connection with the loan. Inasmuch as these bridge units were issued in contemplation of a proposed offering, financing expense related to the issuance of these securities of $3,000,000 was recorded between the date of issuance and the anticipated offering date, with a corresponding credit to paid-in capital. The value of $3,000,000 attributed to issuance of the bridge units was computed using the offering price of the units offered in the Company's proposed 1996 public offering less the amount of debt converted to paid-in capital in June 1996. As of March 31, 1996, the Company had accrued $614,865 of this financing expense. The Company recorded the loan of $500,000 as a noncurrent liability at March 31, 1996. It is not practicable to estimate the fair value of this debt, as there are no quoted market prices for debt with similar terms. In June 1996, the bridge loans outstanding as of

                                  E-NET, INC.

NOTE C--SIGNIFICANT TRANSACTIONS (CONTINUED)
March 31, 1996, were converted and the unamortized financing expense was charged to income at that time.

    In April 1996, the Company was loaned $500,000 by three nonaffiliated persons. Principal and interest computed at the rate of eight percent per annum become due at the earlier of June 1, 1997, or the closing date of an initial public offering of securities of the Company which was expected to occur in June 1996. As additional consideration for making such loan, the Company issued 500,000 bridge units identical to those issued in March 1996 as described above. In June 1996, the loan principal was converted to paid-in capital and accounted for as consideration for the 500,000 bridge units received in connection with the loan. Inasmuch as these bridge units were issued in contemplation of the proposed offering, financing expense related to the issuance of these securities of $3,000,000 was recorded between the date of issuance and the date the loan was converted to capital, with a corresponding credit to paid-in capital. The value of $3,000,000 attributed to issuance of the bridge units was computed using the offering price of the units in the Company's proposed 1996 public offering less the amount of debt converted to paid-in capital in June 1996.

ACQUISITIONS

    In June 1995, the Company acquired the rights and title to certain tangible assets consisting primarily of computer equipment and peripherals, certain products and intangible assets related thereto, and contract rights in return for a promissory note of $50,000 and the release of the seller's obligation valued at $75,000 for compensation formerly due to the president of the Company. The Company allocated the entire purchase price of $125,000 to the tangible assets acquired based upon their fair value. The portion of the purchase price attributable to the release of the compensation obligation due to the stockholder/officer was credited to additional paid-in capital. The entire principal balance due under the promissory note and interest thereon was repaid by the Company in March 1996.

    In January 1996, the Company signed a letter of intent to purchase certain assets from an entity of which two of the three owners are also stockholders of the Company. These assets are prototype boards, proprietary software code and existing research and development relating to specific computer software products. In May 1996, the Company completed the purchase for cash of $50,000. Management allocated the entire purchase price of $50,000 to research and development expense and therefore, recorded a charge to operations in fiscal year 1997 for that amount. The entity from which the assets were acquired was dormant and contained no assets other than the intangible assets described below. As a result, condensed financial statements of this entity have not been presented.

    In March 1996, the Company acquired the right, title and interest to certain inventions and related patents ("Technology") from two individuals who are also stockholders of the Company in an assignment of patent rights in return for future royalties computed quarterly equal to 5% of gross profit from products sold related to the acquired Technology. Royalties will be expensed in the period in which related sales are recognized. The assignment agreement provides for the right of the individuals to repurchase the Technology if the Company fails to make reasonable efforts to develop and exploit the market opportunities made available by the Technology. The agreement provides that the Company allocate $1,000,000 of paid-in capital to develop and exploit the market opportunities of the Technology by December 31, 1996, or the Technology will be subject to repurchase by the inventors of the Technology. The Company satisfied its commitment to allocate $1,000,000 towards the Technology as of March 31, 1997.

                                  E-NET, INC.

NOTE D--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                                           1997        1996
                                                                        ----------  ----------
Furniture and office equipment........................................  $  258,590  $  125,000
Airplane..............................................................      --          40,000
Leasehold improvements................................................       2,602      --
                                                                        ----------  ----------
                                                                           261,192     165,000
Less accumulated depreciation.........................................     (58,067)    (30,715)
                                                                        ----------  ----------
Property and equipment--net...........................................  $  203,125  $  134,285
                                                                        ----------  ----------
                                                                        ----------  ----------

ACCRUED LIABILITIES

    Accrued liabilities consist of the following at March 31:

                                                                            1997       1996
                                                                         ----------  ---------
Accrued salaries.......................................................  $   43,042  $   3,577
Accrued vacation.......................................................      32,819        821
Accrued profit-sharing plan............................................      32,216      4,063
Accrued bonuses........................................................     202,250     --
Accrued deferred rent..................................................      16,773     --
Accrued taxes and payroll liabilities..................................       3,480      8,407
Interest payable.......................................................      --          5,919
                                                                         ----------  ---------
                                                                         $  330,580  $  22,787
                                                                         ----------  ---------
                                                                         ----------  ---------

STOCKHOLDER/OFFICER NOTES PAYABLE

    Stockholder notes payable consist of the following at March 31:

                                                                                                1997       1996
                                                                                              ---------  ---------
Loan from an officer of the Company, bearing interest at 8% per annum with principal and interest due June 3, 1996. The note is collateralized
  by an airplane............................................................................  $  --      $  40,000
Loan from an officer of the Company, bearing interest at 10% per annum with payment of
  principal and interest due June 15, 1996. ................................................     --          5,000
                                                                                              ---------  ---------
                                                                                              $  --      $  45,000
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    Management's estimate of the fair value of these liabilities is the carrying value.

                                  E-NET, INC.

NOTE E--INCOME TAXES

    For the period ended March 31, 1997, no provision for income taxes has been reflected due to uncertainty as to the realizability of tax benefits associated with net operating losses to date. Financing expense associated with the issuance of bridge units is non-deductible and is being treated as a capital transaction for income tax reporting purposes.

    The income tax provision consists of the following for the period ended March 31, 1997:

Deferred
  Federal.........................................................  $ 465,927
  State...........................................................     87,470
Valuation allowance...............................................   (553,397)
                                                                    ---------
Net provision.....................................................  $  --
                                                                    ---------
                                                                    ---------

    The effective tax rate for the period ended March 31, 1997, was 0%. A reconciliation between the U.S. federal statutory rate and the effective tax rate follows:

Tax (benefit) at U.S. federal statutory rates...................  $(2,358,782)
Increase (decrease) resulting from:
  State tax (benefit)...........................................    (274,729)
  Permanent difference--financing expense private placement.....   2,081,437
  Other permanent differences...................................      (4,016)
  Valuation allowance...........................................     556,090
                                                                  ----------
Income tax provision............................................  $   --
                                                                  ----------
                                                                  ----------

    The Company's reporting period for tax purposes is the calendar year. Taxes on the net loss for the period January through March is reflected in the calculation of the deferred tax asset. A valuation allowance has been recognized in an amount equal to the deferred tax asset.

    The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset is as follows at March 31, 1997:

Net loss for January 1 through March 31, 1997....................  $ 231,050
Accounts receivable..............................................    (49,416)
Capitalized software.............................................   (139,687)
Other assets.....................................................     (6,840)
Accounts payable and accrued expenses............................     44,592
Depreciation expense.............................................     (7,193)
Net operating loss...............................................    483,584
Valuation allowance..............................................   (556,090)
                                                                   ---------
Deferred taxes payable...........................................  $  --
                                                                   ---------
                                                                   ---------

    The use of net operating losses of the Company in the future to offset taxable income may be limited in the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code.

                                  E-NET, INC.

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENT

    As of March 31, 1996, the Company leased office space under a month-to-month operating lease which provides for monthly rent payments of $1,900.

    In May and September 1996, the Company entered into two leases for office space which provide for aggregate monthly rent payments of $7,530. At March 31, 1997, approximate future rental commitments are as follows:

YEAR ENDING MARCH 31,
----------------------------------------------------------------------------------
      1998........................................................................  $  107,124
      1999........................................................................     109,458
      2000........................................................................     100,306
      2001........................................................................     100,446
      Thereafter..................................................................      50,844
                                                                                    ----------
                                                                                    $  468,178
                                                                                    ----------
                                                                                    ----------

    Rent expense for the year ended March 31, 1997, and the period ended March 31, 1996, totaled $78,996 and $6,341, respectively.

EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement effective April 1, 1996, with an officer. Minimum future annual salary commitments of the Company under the agreements are as follows:

YEAR ENDING MARCH 31,                                      SALARY      BONUS        TOTAL
-------------------------------------------------------  ----------  ----------  ------------
      1998.............................................  $  175,000  $   87,500  $    262,500
      1999.............................................     175,000      87,500       262,500
      2000.............................................     175,000      87,500       262,500
      2001.............................................     175,000      87,500       262,500
                                                         ----------  ----------  ------------
                                                         $  700,000  $  350,000  $  1,050,000
                                                         ----------  ----------  ------------
                                                         ----------  ----------  ------------

    The agreement also provides for bonuses upon certain performance criteria of the Company and the determination of the Board of Directors. Pursuant to the agreement, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for an amount equal to six months of the terminated executive's salary at the date of termination plus comparable insurance benefits being received prior to termination.

    The accompanying financial statements reflect compensation paid and accrued for services rendered, if any, by the officer at the salary level which the Company believes is reasonable under the circumstances. PRO FORMA data presented in the accompanying fiscal year 1996 statement of operations reflect the result of operations on a PRO FORMA basis had the officer been employed by the Company for the entire period at a compensation level equal to that contained in the above agreement.

                                  E-NET, INC.

NOTE G--RELATED PARTY TRANSACTIONS

    The Company paid legal fees of approximately $380,000 during the year ended March 31, 1997, to an attorney who is a stockholder of the Company relating to the initial public offering that became effective in April 1997. The Company also paid $100,000 during the year ended March 31, 1997, to the same attorney and stockholder for services relating to the offering that was abandoned in September 1996.

    The Company rents an aircraft for business purposes from an entity owned by the Company's president. For the year ended March 31, 1997, the Company paid $27,796 for the rental of the aircraft.

    The Company entered into a consulting agreement with the chairman of the board to provide services for a fixed monthly amount of $1,000. No amounts were paid to the stockholder during 1997.

NOTE H--DEFINED CONTRIBUTION PLAN

    The Company established a Profit-Sharing Plan and Trust (the Plan) in December 1995. Employees who were employed by the Company on the effective date of the Plan (January 14, 1995) were automatically eligible for participation. Employees hired after the effective date become eligible to participate if they are at least 21 years of age and have completed one year of service with the Company. Contributions are made at the discretion of management. Contributions to the Plan for the year ended March 31, 1997, and for the period ended March 31, 1996, were $32,216 and $3,750, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT.

    Item 9 is hereby incorporated by reference to the registrant's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to October 24, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

    Item 10 is hereby incorporated by reference to the registrant's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to October 24, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Item 11 is hereby incorporated by reference to the registrant's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to October 24, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Item 12 is hereby incorporated by reference to the registrant's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to October 24, 1997.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    A. Exhibits.

    The following is a list exhibits incorporated by reference to the registrant's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective with the Securities and Exchange Commission ("Commission") on April 7, 1997, and the registrant's Proxy Statement to be filed with the Commission on or prior to October 24, 1997.

      1.0 Form of Underwriting Agreement.
      1.1 Agreement Among Underwriters.
      1.2 Selected Dealers Agreement.
      3.0 Certificate of Incorporation, filed January 9, 1995.
      3.1 By-laws, as amended.
      4.0 Specimen Copy of Common Stock Certificate.
      4.1 Form of Warrant Certificate.
      4.2 Form of Representative's Warrant Agreement.
      4.3 Form of Warrant Agreement.
      5.0 Opinion of Thomas T. Prousalis, Jr., Esq. for Registrant.
     10.0 Employment Agreement, Robert A. Veschi, dated April 1, 1996.
     10.1 United States Patent, Notice of Allowance, dated January 23, 1996.
     10.2 Assignment of Patent Rights, dated March 22, 1996.

     10.3 Sprint Agreement, dated March 1, 1996.
     10.4 Financial Advisory Agreement.
     10.5 Merger and Acquisition Agreement.
     10.6 Mutual Cooperation Agreement, dated January 14, 1997.
     10.7 Lockheed Martin Agreement, dated January 3, 1997.
     11.0 Computation of Per Share Loss.
     23.0 Consent of Thomas T. Prousalis, Jr., Esq. is contained on page II-9 of the Registration Statement.
     24.0 Consent of Grant Thornton LLP is contained on page II-10 of the Registration Statement.
     25.0 Power of Attorney appointing Robert A. Veschi is contained on page II-8 of the Registration Statement.

    B. Reports on Form 8-K.

    No reports on Form 8-K were filed during the fourth quarter ending March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                e-NET, INC.

June 30, 1997

                                By:               ROBERT A. VESCHI
                                     -----------------------------------------
                                                  Robert A. Veschi
                                                     PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

  ALONZO E. SHORT, JR., LT.     Chairman of the Board          June 30, 1997
       GEN., USA (RET.)
------------------------------
  Alonzo E. Short, Jr., Lt.
       Gen., USA (ret).

       ROBERT A. VESCHI         President, Chief Executive     June 30, 1997
------------------------------    Officer, Chief Financial
       Robert A. Veschi           Officer, Controller,
                                  Director

     CHRISTINA J. SWISHER       Vice President, Secretary      June 30, 1997
------------------------------
     Christina J. Swisher

      WILLIAM L. HOOTON         Director                       June 30, 1997
------------------------------
      William L. Hooton

   CLIVE WHITTENBURY, PH.D.     Director                       June 30, 1997
------------------------------
   Clive Whittenbury, Ph.D.

    WILLIAM W. ROGERS, JR.      Director                       June 30, 1997
------------------------------
    William W. Rogers, Jr.