Form 10QSB
period 1997-06-30
E NET INC
filed 1997-08-07
CIK 1012481

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                    FORM 10-QSB


      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                    For The Quarterly Period Ended June 30, 1997

                                         or


           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from                to

                         Commission file number: 000-20865

                                    e-Net, Inc.
               (Exact name of registrant as specified in its charter)



                      Delaware                                   52-1929282
              (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

  12800 Middlebrook Road,  Suite 200, Germantown, MD                  20874
      (Address of principal executive offices)                     (Zip Code)

                                   (301) 601-8700
               (Registrant's telephone number, including area code)

                                   Not Applicable
          (Former name, former address and former fiscal year, if changed since last report.)

               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---     ---

     The Number Of Shares Of The Regristrant's Common Stock, $.01 Par Value Per
              Share, Outstanding As Of August 5, 1997 Was  5,750,000.

             Transitional Small Business Disclosure Format (check one):
                            Yes           No   X
                                -------      ------
          The Exhibit Index Appears in Sequentially Numbered Page     13

                                                     TABLE OF CONTENTS

                                              PART I.  FINANCIAL INFORMATION


                                                                            Page

Item 1. Financial Statements (Unaudited)

        Accountants' Review Report.............................................3

        Balance Sheets as of June 30 and March 31, 1997........................4

        Statements of Operations for the three months ended June 30, 1997 and 1996...............................................................5

        Statements of Cash Flows for the three months ended June 30, 1997 and 1996...............................................................6

        Statements of Stockholders' Equity as of June 30, 1997.................7

        Notes to  Financial Statements.........................................8

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations....................................9


                                                 PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................11

Signatures....................................................................12

Board of Directors
e-Net, Inc.


We have reviewed the accompanying balance sheet of e-Net, Inc. (a Delaware Corporation), as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated May 2, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                       Grant Thornton LLP

Vienna, Virginia
August 5, 1997
                                  e-NET, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                     JUNE 30, 1997  MARCH 31, 1997
                                                                                      (UNAUDITED)     (AUDITED)
                                                                                     -------------  --------------
Current Assets
  Cash and cash equivalents........................................................   $ 2,350,656    $    379,441
  Short-term investments...........................................................     2,802,973         --
  Accounts receivable..............................................................       137,916         113,181
  Inventory........................................................................        71,317         --
  Prepaid expenses.................................................................       111,372          14,800
                                                                                     -------------  --------------
Total Current Assets...............................................................     5,474,234         507,422
Deposits and other assets..........................................................        77,468           7,530
Property, Plant and Equipment, Net.................................................       257,286         203,125
Deferred Initial Public Offering Costs.............................................       --              964,706
Software Development Costs.........................................................       651,598         520,853
                                                                                     -------------  --------------
                                                                                      $ 6,460,586    $  2,203,636
                                                                                     -------------  --------------
                                                                                     -------------  --------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable--trade..........................................................        93,358         105,301
  Accrued liabilities..............................................................       268,700         330,580
  Capital lease obligation.........................................................         2,194           4,480
                                                                                     -------------  --------------
Total Current Liabilities..........................................................       364,252         440,361

Accrued Initial Public Offering Costs..............................................       --              887,843
                                                                                     -------------  --------------
Total Liabilities..................................................................       364,252       1,328,204
Stockholders' Equity
  Common stock, $.01 par value, 50,000,000 shares authorized,
    5,750,000 and 4,250,000 shares outstanding at June 30, and March 31, 1997,
    respectively...................................................................        57,500          42,500
  Stock subscriptions and notes receivable.........................................           (46)            (46)
  Additional paid-in capital.......................................................    14,100,846       8,307,627
  Retained deficit.................................................................    (8,061,966)     (7,474,649)
                                                                                     -------------  --------------
Total Stockholders' Equity.........................................................     6,096,334         875,432
                                                                                     -------------  --------------
                                                                                      $ 6,460,586    $  2,203,636
                                                                                     -------------  --------------
                                                                                     -------------  --------------

        The accompanying notes are an integral part of these statements.

                                 e-NET, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)
                         Three Months Ended June 30,

                                                                                           1997          1996
                                                                                        -----------  -------------
Sales.................................................................................  $    88,004  $     179,939

Operating Expenses
  Cost of product sales and service...................................................       38,573         67,830
  Selling, general and administrative.................................................      638,549        261,053
  Research and development............................................................       22,992         50,000
                                                                                        -----------  -------------
Loss from Operations..................................................................     (612,110)      (198,944)

Interest and Financing Charges Interest expense--bridge financing.....................      --          (5,385,135)
  Cost of abandoned stock registration................................................      --            (284,575)
  Interest and financing expense......................................................      (10,103)       (22,800)
  Other expenses......................................................................      (32,213)       (18,000)
  Interest income.....................................................................       67,109          6,156
                                                                                        -----------  -------------
Loss Before Income Taxes..............................................................     (587,317)    (5,903,298)

Income Tax Provision..................................................................      --            --
                                                                                        -----------  -------------
Net Loss..............................................................................  $  (587,317) $  (5,903,298)
                                                                                        -----------  -------------
                                                                                        -----------  -------------
Loss per Share........................................................................  $      (.11) $       (1.51)
                                                                                        -----------  -------------
                                                                                        -----------  -------------
Weighted Average Shares Outstanding...................................................    5,585,165      3,917,582

        The accompanying notes are an integral part of these statements.

                                 e-NET, INC.
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          Three Months Ended June 30,

                                                                                          1997          1996
                                                                                       -----------  -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
  Net loss...........................................................................  $  (587,317) $  (5,903,298)
  Adjustments to reconcile net loss to net cash from operating activities
    Interest expense--bridge financing...............................................      --           5,385,135
    Depreciation and amortization....................................................       10,000         11,334
    Changes in operating assets and liabilities
      (Increase) in accounts receivable..............................................      (24,735)       (95,979)
      (Increase) in inventory........................................................      (71,317)      --
      (Increase) in prepaid expenses, deposits and other assets......................     (166,510)      --
      (Decrease) Increase in accounts payable and accrued liabilities................      (73,823)       215,758
      (Decease) in deferred revenue..................................................      --             (20,000)
                                                                                       -----------  -------------
Net Cash (Used in) Provided by Operating Activities..................................     (913,702)      (407,050)
                                                                                       -----------  -------------
Cash Flows from Investing Activities
  Capital expenditures...............................................................      (64,161)       (14,983)
  Capitalized software development costs.............................................     (130,745)       (54,520)
  Investment in short term securities................................................   (2,802,973)      --
                                                                                       -----------  -------------
Net Cash Used in Investing Activities................................................   (2,997,879)       (69,503)
                                                                                       -----------  -------------
Cash Flows from Financing Activities
  Net proceeds from initial public offering of common stock..........................    5,870,082       --
  Issuance of common stock...........................................................       15,000       --
  Proceeds from issuance of bridge notes payable.....................................      --             500,000
  Payments on capital leases.........................................................       (2,286)      --
                                                                                       -----------  -------------
Net Cash Provided by Financing Activities............................................    5,882,796        500,000
                                                                                       -----------  -------------
Net Increase in Cash and Cash Equivalents............................................    1,971,215         23,447

Cash and Cash Equivalents at Beginning of Period.....................................      379,441        557,960
                                                                                        ---------   -------------


Cash and Cash Equivalents at End of Period...........................................  $ 2,350,656  $     581,407
                                                                                       -----------  -------------
                                                                                       -----------  -------------
Supplemental Disclosures:
  Income Taxes Paid..................................................................  $   --       $    --
                                                                                       -----------  -------------
                                                                                       -----------  -------------
  Interest Paid......................................................................  $       103  $    --
                                                                                       -----------  -------------
                                                                                       -----------  -------------

        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                             COMMON STOCK            STOCK
                                         ---------------------   SUBSCRIPTIONS    ADDITIONAL                      TOTAL
                                           NO. OF                  AND NOTES        PAID-IN       RETAINED     STOCKHOLDERS'
                                           SHARES     AMOUNT      RECEIVABLE        CAPITAL        DEFICIT        EQUITY
                                         ----------  ---------  ---------------  -------------  -------------  ------------
Balance, April 1, 1997.................   4,250,000  $  42,500     $     (46)    $   8,307,627  $  (7,474,649)  $  875,432
Sale of common stock in initial public
  offering.............................   1,500,000     15,000        --             5,793,219       --          5,808,219
Net loss...............................      --         --            --              --             (587,317)    (587,317)
                                         ----------  ---------     ---------     -------------  -------------  ------------
Balance, June 30, 1997.................   5,750,000  $  57,500     $     (46)    $  14,100,846  $  (8,061,966)  $6,096,334
                                         ----------  ---------     ---------     -------------  -------------  ------------
                                         ----------  ---------     ---------     -------------  -------------  ------------

        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

NOTE B--INITIAL PUBLIC OFFERING

    In April 1997, the Company completed an initial public offering of securities consisting of 1,500,000 shares of common stock and 1,725,000 common stock warrants. In connection with the offering, the Company received proceeds of $5,808,219 net of all expenses associated with the offering.

NOTE C--INVENTORY

    Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

NOTE D--SOFTWARE DEVELOPMENT COSTS

    The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers. At June 30, 1997, the Company has capitalized $651,598. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future.

NOTE E--LINE OF CREDIT FACILITY

    On May 31, 1997, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility which is secured by investments, receivables and fixed assets of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

    In April, 1997, the Board of Directors approved the adoption of the e-Net, Inc. Non-Qualified Stock Option Plan including the allocation of up to 500,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules.

NOTE G--INCOME TAXES

    The Company has generated net operating losses since it's inception. At June 30, 1997, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

    Approximately 97% of the Company's accounts receivable balance at June 30, 1997, and the Company's sales for the quarter ended June 30, 1997, are from one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS

NET SALES

    Net sales for the first quarter ended June 30, 1997 were approximately $88,000, a decrease of 51% over the approximately $179,900 recorded for the corresponding quarter of 1996. The revenue decline was driven primarily by the lack of several large dollar value e-Net NMS software unit sales which occurred in 1996, but did not recur in 1997, and an increased emphasis on development and preparation for the general availability of the Company's T2000 product line. The sales for the quarter ended June 30, 1997, were primarily from one customer.

OPERATING EXPENSES

    Cost of product sales & services for the first quarter ended June 30, 1997, were approximately $38,600, a decrease of 43% over the approximately $67,800 recorded for the corresponding quarter of 1996. The cost of product sales and services declined as the net sales declined as described above.

    Selling, general & administrative expenses for the first quarter ended June 30, 1997, were approximately $638,600, an increase of 145% over the approximately $261,100 recorded for the corresponding quarter of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the first quarter of 1997 also reflected higher spending for programs and promotions needed to generate and support the product roll-out, as well as substantial marketing expenditures made in connection with the general availability of the Company's T2000 product line.

    Research & development expenses for the first quarter ended June 30, 1997, were approximately $23,000, a 54% decrease over the approximately $50,000 recorded for the corresponding quarter of 1996. The $50,000 recorded in the corresponding quarter of 1996 represented a one-time expenditure for the acquisition of assets from an entity mainly comprised of prototype boards, proprietary software code and existing research and development relating to specific computer software products.

INTEREST & FINANCING EXPENSES

    Interest & financing expenses for the first quarter ended June 30, 1997, were approximately $24,800, a decrease over the approximately $5,704,300 recorded for the corresponding quarter of 1996. In the first quarter ended June 30, 1996, the Company's interest and financing expenses included several one-time charges associated with the issuance of bridge loans which were subsequently converted to equity of approximately $5,385,100, and with the cost of an abandoned stock registration of approximately $284,600.

OTHER

    To date, inflation and seasonality has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In the quarter ended June 30, 1997, the Company received net proceeds of approximately $5,885,100 from an initial public offering of the Company's common stock and common stock warrants. The Company also secured a $1,000,000 one year credit facility in the quarter ended June 30, 1997, which is secured by investments, receivables and fixed assets. The Company used approximately $(577,300) in cash flows from operating activities, excluding changes in assets and liabilities, during the first quarter ended June 30, 1997, compared to approximately $(506,800) for the corresponding quarter of 1996. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses discussed above. The total net cash used by operating activities was approximately $(913,700) for the first quarter ended June 30, 1997, compared to approximately $(407,100) for the corresponding quarter of 1996.

    Cash used by investing activities totalled approximately $2,997,900 for the first quarter ended June 30, 1997 as compared to approximately $69,500 for the corresponding quarter of 1996. The main component of that investing activity was the investment in short-term securities of approximately $2,803,000, as well as continued expenditures for capitalized software development and property and equipment of approximately $64,200 and $130,700, respectively. The majority of the expenditures related to continued development of the T2000 product line.

    Cash provided by financing activities totalled approximately $5,882,800 compared to approximately $500,000 for the corresponding quarter of 1996. The Company successfully completed an initial public offering in April 1997, which yielded net proceeds of approximately $5,885,100. The Company has access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the first quarter ended June 30, 1997.

    The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of the initial public offering, the line of credit facility, and from internally generated funds. The Company presently has a line of credit, investments ,and cash and cash equivalents on hand and believes that these will be sufficient to meet cash requirements as needed. However, as indicated in the Company's most recent Annual Report on Form 10-KSB, that while operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

FUTURE OPERATING RESULTS

    The preceding paragraph and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the following cautionary statements.

    The Company has invested significant amounts in the research and development and the initial product roll-out marketing and selling for the T2000 product line. The emphasis, attention, and dedication of Company's limited resources for the T2000 product line have caused and, in management's view, will continue to cause the negative operating earnings experienced to date.
However, the Company believes that the value and sales potential of the T2000 product line outweighs the risk of continued operating losses. The first products of the T2000 product line became generally available during the second quarter of fiscal 1998 and the Company believes that revenues will begin to grow as contracts are finalized and delivered over the remainder of fiscal 1998.

    The Company does not expect revenue growth to occur ratably over the 1998 fiscal year; instead, the Company expects that the major impact of the T2000 product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the second quarter of fiscal 1998 will depend to a large extent on the timing of the Company's roll-out for the initial products in the T2000 product line.

    The Company's ability to achieve its revenue and profitability objectives in fiscal 1998 will depend on many factors beyond the Company's control. These include the timing and market acceptance of the T2000 product line and other new products and features announced and introduced by the Company and its competitors, ant the extent to which the Company is successful in implementing its ongoing strategy of providing high fidelity or "toll quality" data telephony. Other factors include rapid changes in technologies and standards relating to telecommunications and data telephony.

    The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report on Form 10-KSB under the headings "Item 1 - Description of Business -- Forward-Looking and Cautionary Statements" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Registration Statement on Form SB-2, effective April 7, 1997, under the headings "Risk Factors" and "Business", which are incorporated by reference herein, and included from time to time in other documents filed by the Company with the Securities and Exchange Commission.

    Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance. The use of historical trends to anticipate
results or trends in future periods may be inappropriate.   In addition, the
Company's participation in a highly dynamic industry may result in significant volatility in the price of the Company's common stock.

The Company cautions that the preceding list of cautionary statements is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibit   Description

        10.1 Line of Credit Facility -Promissory Note with NationsBank, N.A. dated May 31, 1997

        10.2      Non-Qualified Stock Option Plan Agreement

(b) Since the end of its most recent fiscal year on March 31, 1997, e-Net, Inc. has filed the following reports on Form 8-K:

        Date of Report  Item Reported

        None.

SIGNATURES


    Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       e-Net, Inc.
                       (Registrant)





DATE:  August 5 1997   /s/  Robert A. Veschi
                       ----------------------------------
                       Robert A. Veschi
                       President and Chief Executive Officer
                       (Duly Authorized Officer and Principal Financial Officer)

                                    Exhibit Index


                                                                Sequentially
                                                                  Numbered
Exhibit                 Description                                  Page

10.1          Line of Credit Facility  -Promissory Note with NationsBank, N.A.
              dated May 31, 1997

10.2          Non-Qualified Stock Option Plan Agreement