Form 10QSB
period 1997-09-30
E NET INC
filed 1997-11-13
CIK 1012481

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1997

                                       or

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM              TO

                      Commission file number: 000-20865

                                e-Net, Inc.
            (Exact name of registrant as specified in its charter)


           Delaware                                      52-1929282
  (State or other jurisdiction of)                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

12800 Middlebrook Road, Suite 200, Germantown, MD      20874
(Address of principal executive offices)             (Zip Code)


                               (301) 601-8700
              (Issuer's telephone number, including area code)

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

                            Yes              No X


         THE EXHIBIT INDEX APPEARS IN SEQUENTIALLY NUMBERED PAGE N/A

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                          PAGE
                                                        -------
Item 1. Financial Statements (Unaudited)
 Accountants' Review Report............................    3
 Balance Sheets as of September 30 and March 31,
   1997................................................    4
 Statements of Operations for the three months ended
   September 30, 1997 and 1996.........................    5
 Statements of Operations for the six months ended
   September 30, 1997 and 1996.........................    6
 Statements of Cash Flows for the six months ended
   September 30, 1997 and 1996.........................    7
 Statements of Stockholders' Equity as of September 30,
   1997................................................    8
 Notes to Financial Statements.........................    9

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations...................   10

                PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............  13
Signatures............................................  14

Board of Directors
e-Net, Inc.

    We have reviewed the accompanying balance sheet of e-Net, Inc. (a
Delaware Corporation), as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the three-month and six-month periods ended September 30, 1997 and 1996 and the statements of operation for the three month periods ended September 30, 1997 and 1996.
These financial statements are the responsibility of the Company's management.

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


                                        GRANT THORNTON LLP

Vienna, Virginia
October 22, 1997
                                  e-NET, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                             SEPTEMBER 30, 1997  MARCH 31, 1997
                                             ------------------  --------------
                                                (UNAUDITED)        (AUDITED)

Current Assets
 Cash and cash equivalents.................    $    1,311,183     $    379,441
 Short-term investments....................         2,890,389          --
 Accounts receivable.......................           114,513          113,181
 Inventory.................................           256,674          --
 Prepaid expenses..........................            77,881           14,800
                                                -------------    -------------
Total Current Assets.......................         4,650,640          507,422

Deposits and other assets..................            14,821            7,530

Property, Plant and Equipment, Net.........           342,869          203,125

Deferred Initial Public Offering Costs.....          --                964,706

Other Assets...............................            54,000          --

Software Development Costs.................           779,396          520,853
                                                -------------    -------------
                                               $    5,841,726     $  2,203,636
                                                -------------    -------------
                                                -------------    -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable--trade...................           119,274          105,301
 Accrued liabilities.......................           264,996          330,580
 Capital lease obligation..................          --                  4,480
                                                -------------    -------------
Total Current Liabilities..................           384,270          440,361

Accrued Initial Public Offering Costs......          --                887,843
                                                -------------    -------------
Total Liabilities..........................           384,270        1,328,204

Stockholders' Equity
 Common stock, $.01 par value, 50,000,000
  shares authorized, 5,750,000 and
  4,250,000 shares outstanding at
  September 30, and March 31, 1997
  respectively.............................            57,500           42,500
 Stock subscriptions.......................               (46)             (46)
 Additional paid-in capital................        14,163,090        8,307,627
 Retained deficit..........................        (8,763,088)      (7,474,649)
                                                -------------    -------------

Total Stockholders' Equity.................         5,457,456          875,432
                                                -------------    -------------

                                               $    5,841,726     $  2,203,636
                                                -------------    -------------
                                                -------------    -------------

        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                        Three Months Ended September 30,

                                                             1997         1996
                                                        -----------  -----------
Sales
 Products............................................  $    27,771  $    24,000
 Services............................................       97,740      120,189
                                                        -----------  -----------
Total sales..........................................      125,511      144,189
Cost of product sold and service provided
 Products............................................       14,975       12,822
 Services............................................       57,099      104,918
                                                       -----------  -----------
Total cost of product sold and service provided......       72,074      117,740

Gross profit.........................................       53,437       26,449
Operating Expenses
 Selling, general and administrative.................      533,705      175,274
 Research and development............................      240,189       54,342
                                                        -----------  -----------
Loss from Operations.................................     (720,457)    (203,167)
Other Income (Expense)
 Interest and financing expense......................        4,945      --
 Other expenses......................................      (48,465)      (3,599)
 Interest income.....................................       62,855        4,090
                                                        -----------  -----------
Loss Before Income Taxes.............................     (701,122)    (202,676)
Income Tax Provision.................................      --           --
                                                        -----------  -----------
Net Loss.............................................  $  (701,122) $  (202,676)
                                                        -----------  -----------
                                                        -----------  -----------
Loss per Share.......................................  $      (.12) $      (.05)
                                                        -----------  -----------
                                                        -----------  -----------
Weighted Average Shares Outstanding..................    5,750,000    4,000,000

             The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                          Six Months Ended September 30,
Sales
 Products..................................  $      28,941  $      24,000
 Services..................................        184,574        300,128
                                             -------------  -------------
Total sales................................        213,515        324,128

Cost of product sold and service provided
 Products..................................         15,605         12,822
 Services..................................         95,042        172,748
                                             -------------  -------------
Total cost of product sold and service
 provided..................................        110,647        185,570

Gross profit...............................        102,868        138,558

Operating Expenses
 Selling, general and administrative.......      1,172,254        436,327
 Research and development..................        263,181        104,342
                                             -------------  -------------
Loss from Operations.......................     (1,332,567)      (402,111)

Other Income (Expense)
 Interest expense--bridge financing........       --           (5,385,135)
 Cost of abandoned stock registration......       --             (284,575)
 Interest and financing expense............         (5,158)       (22,800)
 Other expenses............................        (80,678)       (21,599)
 Interest income...........................        129,964         10,246
                                             -------------  -------------

Loss Before Income Taxes...................     (1,288,439)    (6,105,974)

Income Tax Provision.........................       --             --
                                              -------------  -------------

Net Loss....................................  $  (1,288,439) $  (6,105,974)
                                               -------------  -------------
                                               -------------  -------------

Loss per Share..............................  $        (.23) $       (1.54)
                                               -------------  -------------
                                               -------------  -------------

Weighted Average Shares Outstanding..........      5,668,033      3,959,016

        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                          Six Months Ended September 30,

                                                    1997          1996
                                               ------------  ------------
Increase (Decrease) in Cash and Cash
  Equivalents

Cash Flows from Operating Activities
 Net loss.................................. $(1,288,439)   $  (6,105,974)
 Adjustments to reconcile net loss to net
  cash from operating activities
  Interest expense--bridge financing.......      --            5,385,135
  Depreciation and amortization............      68,110           11,974
  Stock-Based Compensation.................      62,244           --
  Changes in operating assets and liabilities
   (Increase) in accounts receivable.......      (1,332)        (118,851)
   (Increase) in inventory.................    (256,674)             --
   (Increase) in prepaid expenses, deposits
    and other assets.......................    (124,372)        (10,500)
   (Decrease) in stockholder/officer notes
    payable................................      --             (45,000)
   (Decrease) Increase in accounts payable
    and accrued liabilities................     (51,612)        227,588
   (Decease) in deferred revenue...........     --              (20,000)
                                             ------------    ------------
Net Cash Used in Operating Activities......  (1,592,075)       (675,628)
                                             ------------    ------------
Cash Flows from Investing Activities
 Capital expenditures......................    (205,403)          3,517
 Capitalized software development costs....    (260,993)       (211,059)
 Investment in short term securities.......  (2,890,389)          --
                                             ------------    ------------
Net Cash Used in Investing Activities......  (3,356,785)       (207,542)
                                             ------------    ------------
Cash Flows from Financing Activities
 Net proceeds from initial public offering
  of common stock..........................   5,870,082             --
 Issuance of common stock..................      15,000           2,500
 Proceeds from issuance of bridge notes
  payable..................................        --           500,000
 Proceeds from issuance of common stock....        --           497,500
 Payments on capital leases................     (4,480)              --
                                             ------------    ------------
Net Cash Provided by Financing
  Activities...............................  5,880,602          1,000,000
                                             ------------    ------------
Net Increase in Cash and Cash
  Equivalents..............................    931,742            116,830
Cash and Cash Equivalents at Beginning of
  Period...................................    379,441            557,960
                                             ------------    ------------
Cash and Cash Equivalents at End of
  Period...................................  $1,311,183      $    674,790
                                             ------------    ------------
                                             ------------    ------------
Supplemental Disclosures:
 Income Taxes Paid..........................  $     --         $    --
                                             ------------    ------------
                                             ------------    ------------

 Interest Paid..............................        $158       $  22,800
                                             ------------    ------------
                                             ------------    ------------

        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                             COMMON STOCK            STOCK
                                         ---------------------   SUBSCRIPTIONS    ADDITIONAL                      TOTAL
                                           NO. OF                  AND NOTES        PAID-IN       RETAINED     STOCKHOLDERS'
                                           SHARES     AMOUNT      RECEIVABLE        CAPITAL        DEFICIT        EQUITY
                                         ----------  ---------  ---------------  -------------  -------------  ------------
Balance, April 1, 1997.................   4,250,000  $  42,500     $     (46)    $   8,307,627  $  (7,474,649)  $  875,432
Sale of common stock in initial public
  offering.............................   1,500,000     15,000        --             5,793,219       --          5,808,219
Stock-based compensation...............      --      $  --         $  --         $      62,244  $    --         $   62,244
Net loss...............................      --         --            --              --           (1,288,439)  (1,288,439)
                                         ----------  ---------  --------------  -------------  -------------  ------------
Balance, September 30, 1997............   5,750,000  $  57,500     $     (46)    $  14,163,090  $  (8,763,088)  $5,457,456
                                         ----------  ---------  --------------   -------------  -------------  ------------
                                         ----------  ---------  --------------   -------------  -------------  ------------

        The accompanying notes are an integral part of these statements.

                                     e-NET, INC.
                          NOTES TO FINANCIAL STATEMENTS

    NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter and six months ended September 30, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

    Inventory--Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

    Software development costs--The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs are amortized over the estimated useful life of the software once the product is available for general release to customers. At September 30, 1997, the Company has capitalized $779,396 net of accumulated amortization of $2,450. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future. The costs associated with development of a software product prior to reaching the point of technological feasibility and with a product's post-general availability support are charged to research and development expense in the period incurred.

    Revenue recognition--Revenue is recognized on the sale of software products upon shipment unless future obligations exist wherein a portion of the revenue is deferred until the obligation is satisfied. Revenue from services rendered is recognized either as the services are rendered based upon fixed hourly rates or at contractually determined fixed monthly fees. The Company has recorded, as an element of cost of product sales, an estimated accrual for product warranty costs, since there is no prior history on the current product line.

    NOTE B--INITIAL PUBLIC OFFERING

    In April 1997, the Company completed an initial public offering of securities consisting of 1,500,000 shares of common stock and 1,725,000 common stock warrants. In connection with the offering, the Company received proceeds of $5,808,219 net of all expenses associated with the offering.

    NOTE C--LINE OF CREDIT FACILITY

    On May 31, 1997, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility that is collateralized by investments, receivables and fixed assets of the Company. To date the Company has not borrowed on this facility.

    NOTE D--NON-QUALIFIED STOCK OPTION PLAN

    In April, 1997, the Board of Directors approved the adoption of the e-Net, Inc. Non-Qualified Stock Option Plan including the allocation of up to 500,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan in the quarter ended September 30, 1997 were recorded as compensation expense of $62,244.

    NOTE E--INCOME TAXES

    The Company has generated net operating losses since its inception. At September 30, 1997, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

    NOTE F--CONCENTRATION

    Approximately 82% of the Company's accounts receivable balance at September 30, 1997, and approximately 86% of the Company's sales for the six months ended September 30, 1997, are from one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

SALES

    Sales for the second quarter ended September 30, 1997 were approximately $125,500, a decrease of 13% over the approximately $144,200 recorded for the corresponding quarter of 1996. The revenue decline was due primarily to the completion of several installation and support services contracts in 1996 and an increased emphasis on development and preparation for the general availability of the Company's T2000 product line. The services sales for the quarter ended September 30, 1997, were primarily from one customer.

GROSS PROFIT

    Gross profits for the second quarter ended September 30, 1997 were approximately $53,400 or 42% of sales, compared to the approximately $26,400 or 18% of sales for the corresponding quarter of 1996. The gross profit increase was due to the increased emphasis on product sales that have a higher gross profit contribution than software installation and support services sales.

OPERATING EXPENSES

    Selling, general & administrative expenses for the second quarter ended September 30, 1997, were approximately $533,700, an increase of 204% over the approximately $175,300 recorded for the corresponding quarter of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the second quarter of 1997 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the second quarter ended September 30, 1997, were approximately $240,200, a 342% increase over the approximately $54,300 recorded for the corresponding quarter of 1996. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) for the second quarter ended September 30, 1997, was approximately $19,300, an increase over the approximately $500 recorded for the corresponding quarter of 1996. In the second quarter ended September 30, 1997, the Company's other income and expenses included interest income earned on investments in marketable securities, which did not exist in the corresponding quarter in 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

SALES

    Sales for the six months ended September 30, 1997 were approximately $213,500, a decrease of 34% from the approximately $324,100 recorded for the corresponding six months of 1996. The revenue decline was due primarily to the completion of several installation and support services contracts in 1996 and an increased emphasis on development and preparation for the general availability of the Company's T2000 product line. The services sales for the six months ended September 30, 1997, were primarily from one customer.

GROSS PROFIT

    Gross profits for the six months ended September 30, 1997 were approximately $110,600 or 52% of sales, compared to the approximately $185,600 or 57% of sales for the corresponding quarter of 1996. The gross profit percentage decrease was due to the lower volume of product sales in 1997. Also, the total gross profit amount decrease was partially caused by the lower overall sales amount in the six months ended September 30, 1997 compared to the same period in 1996.

OPERATING EXPENSES

    Selling, general & administrative expenses for the six months ended September 30, 1997, were approximately $1,172,300, an increase of 169% over the approximately $436,300 recorded for the corresponding six months of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the six months of 1997 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the six months ended September 30, 1997, were approximately $263,200, a 152% increase over the approximately $104,300 recorded for the corresponding six months of 1996. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) charges for the six months ended September 30, 1997, were approximately $44,100, a decrease from the approximately $(5,703,900) recorded for the corresponding six months of 1996. In the six months ended September 30, 1996, the Company's other income and expenses included several one-time charges associated with the issuance of bridge loans which were subsequently converted to equity of approximately $5,385,100, and with the cost of an abandoned stock registration of approximately $284,600. The Company also had an increase in funds invested over the same period in 1996.

OTHER

    To date, inflation and seasonality have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended September 30, 1997, the Company received net proceeds of approximately $5,885,100 from an initial public offering of the Company's common stock and common stock warrants. The Company also secured a $1,000,000 one year credit facility in the six months ended September 30, 1997, which is secured by investments, receivables and fixed assets. The Company used approximately $(1,158,100) in cash flows from operating activities, excluding changes in assets and liabilities, during the six months ended September 30, 1997, compared to approximately $(708,900) for the corresponding six months of 1996. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(1,592,100) for the six months ended September 30, 1997, compared to approximately $(675,600) for the corresponding six months of 1996.

    Cash used by investing activities totalled approximately $3,356,800 for the six months ended September 30, 1997 as compared to approximately $207,500 for the corresponding six months of 1996. The main component of that investing activity was the investment in short-term securities of approximately $2,890,400, as well as continued expenditures for capitalized software development and property and equipment of approximately $261,000 and $205,400, respectively. The majority of the expenditures related to continued development of the T2000 product line.

    Cash provided by financing activities totalled approximately $5,880,600 compared to approximately $1,000,000 for the corresponding quarter of 1996. The Company successfully completed an initial public offering in April 1997, which yielded net proceeds of approximately $5,885,100. The Company has access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the six months ended September 30, 1997.

    The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of the initial public offering, the line of credit facility, and from internally generated funds. The Company presently has a line of credit, investments, and cash and cash equivalents on hand and believes that these will be sufficient to meet cash requirements as needed. However, as indicated in the Company's most recent Annual Report on Form 10-KSB, that while operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

FUTURE OPERATING RESULTS

    The preceding paragraphs and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the following cautionary statements.

    The Company has invested significant amounts in the research and development and the initial product roll-out marketing and selling for the T2000 product line. The emphasis, attention, and dedication of Company's limited resources for the T2000 product line have caused and, in management's view, will continue to cause negative operating earnings. However, the Company believes that the value and sales potential of the T2000 product line outweighs the risk of continued operating losses. The first products of the T2000 product line became generally available during the second quarter of fiscal 1998 and the Company believes that revenues will begin to grow as contracts are finalized and products are delivered over the remainder of fiscal 1998.

    The Company does not expect revenue growth to occur rateably over the 1998 fiscal year; instead, the Company expects that the major impact of the T2000 product introduction on revenues and earnings will occur during the second half of the year. Revenue growth in the third and fourth quarters of fiscal 1998 will depend to a large extent on the timing of the Company's rollout for the initial products in the T2000 product line.

    The Company's revenue growth and profitability in fiscal 1998 will depend on many factors beyond the Company's control. These include the timing and market acceptance of the T2000 product line and other new products and features announced and introduced by the Company and its competitors, and the extent to which the Company is successful in implementing its ongoing strategy of providing high fidelity or "toll quality" data telephony. Other factors include rapid changes in technologies and standards relating to telecommunications and data telephony.

    The foregoing forward-looking statements involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are those listed in the Company's most recent Annual Report on Form 10-KSB under the headings "Item 1-- Description of Business--Forward-Looking and Cautionary Statements" and "Item 6--Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Company's Registration Statement on Form SB-2, effective April 7, 1997, under the headings "Risk Factors" and "Business", which are incorporated by reference herein, and included from time to time in other documents filed by the Company with the Securities and Exchange Commission.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibit Description

        None.

  (b) Since the end of its most recent fiscal year on March 31, 1997, e-Net, Inc. has filed the following reports on Form 8-K:

      DATE OF REPORT         ITEM REPORTED

      None.

SIGNATURES

    Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         e-Net, Inc.
         (Registrant)



    DATE: November 12, 1997    /s/ Donald J. Shoff
                              ---------------------------
                              Donald J. Shoff
                              Vice President and Chief Financial Officer
                              (Principal Financial Officer)