Form 10QSB
period 1997-12-31
E NET INC
filed 1998-02-11
CIK 1012481

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended December 31, 1997

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from          to

                        Commission file number: 000-20865

                                  e-Net, Inc.
          (Exact name of small business issuer as specified in its charter)

               Delaware                                    52-1929282
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization                    Identification No.)

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: common stock, $.01 par value per share, outstanding as of February 10, 1997.

           Transitional Small Business Disclosure Format (check one):
                              Yes       No  X
                                  ---      ---

         The Exhibit Index Appears in Sequentially Numbered Page   N/A

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                          PAGE

Item 1. Financial Statements (Unaudited)
   Accountants' Review Report.............................................................................  3
   Balance Sheets as of December 31 and March 31, 1997....................................................  4
   Statements of Operations for the three months ended December 31, 1997 and 1996.........................  5
   Statements of Operations for the nine months ended December 31, 1997 and 1996..........................  6
   Statements of Cash Flows for the nine months ended December 31, 1997 and 1996..........................  7
   Statements of Stockholders' Equity as of December 31, 1997.............................................  8
   Notes to Financial Statements..........................................................................  9
Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................................................  10

                             PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................................................  13
Signatures................................................................................................  14


Board of Directors
e-Net, Inc.

We have reviewed the accompanying balance sheet of e-Net, Inc. (a Delaware Corporation), as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for nine month periods ended December 31, 1997 and 1996, and the statements of operations for the three month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                                GRANT THORNTON LLP

Vienna, Virginia
January 19, 1998
                                  e-NET, INC.
                                BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31, 1997  MARCH 31, 1997
                                                                      -----------------  --------------
                                                                         (UNAUDITED)       (AUDITED)
Current Assets
  Cash and cash equivalents.........................................    $     894,650     $    379,441
  Short-term investments............................................        2,254,180          --
  Accounts receivable...............................................           95,729          113,181
  Inventory.........................................................          233,144          --
  Prepaid expenses..................................................           86,318           14,800
                                                                      -----------------  --------------
Total Current Assets................................................        3,564,021          507,422

Deposits and other assets...........................................         --                  7,530

Property, Plant and Equipment, Net..................................          371,152          203,125

Deferred Initial Public Offering Costs..............................         --                964,706

Other Assets........................................................           54,000          --

Software Development Costs..........................................          894,172          520,853
                                                                      -----------------  --------------
                                                                        $   4,883,345     $  2,203,636
                                                                      -----------------  --------------
                                                                      -----------------  --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable--trade...........................................           69,722          105,301
  Accrued liabilities...............................................          390,132          330,580
  Capital lease obligation..........................................         --                  4,480
                                                                      -----------------  --------------
Total Current Liabilities...........................................          459,854          440,361

Accrued Initial Public Offering Costs...............................         --                887,843
                                                                      -----------------  --------------
Total Liabilities...................................................          459,854        1,328,204

Stockholders' Equity
  Common stock, $.01 par value, 50,000,000 shares authorized,
    5,750,000 and 4,250,000 shares outstanding at September 30, and
    March 31, 1997, respectively....................................           57,500           42,500
  Stock subscriptions...............................................              (46)             (46)
  Additional paid-in capital........................................       14,163,090        8,307,627
  Retained deficit..................................................       (9,797,053)      (7,474,649)
                                                                      -----------------  --------------
Total Stockholders' Equity..........................................        4,423,491          875,432
                                                                      -----------------  --------------
                                                                        $   4,883,345     $  2,203,636
                                                                      -----------------  --------------
                                                                      -----------------  --------------

        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        Three Months Ended December 31,

                                                                                            1997          1996
                                                                                        -------------  -----------
Sales
  Products............................................................................  $      99,235  $       --
  Services............................................................................         65,505      114,389
                                                                                        -------------  -----------
Total sales...........................................................................        164,740      114,389

Cost of product sold and service provided
  Products............................................................................         32,412          --
  Services............................................................................         65,003      117,739
                                                                                        -------------  -----------
Total cost of product sold and service provided.......................................         97,415      117,739


Gross profit..........................................................................         67,325       (3,350)

Operating Expenses
  Selling, general and administrative.................................................        818,544      157,644
  Research and development............................................................        310,470       54,342
                                                                                        -------------  -----------
Loss from Operations..................................................................     (1,061,689)    (215,336)

Other Income (Expense)
  Interest and financing expense......................................................            --         7,219
  Other expenses......................................................................        (20,404)     (20,250)
  Interest income.....................................................................         48,128        4,773
                                                                                        -------------  -----------
Loss Before Income Taxes..............................................................     (1,033,965)    (223,594)

Income Tax Provision..................................................................            --           --
                                                                                        -------------  -----------
Net Loss..............................................................................  $  (1,033,965) $  (223,594)
                                                                                        -------------  -----------
                                                                                        -------------  -----------

Loss per Share........................................................................  $        (.18) $      (.06)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Weighted Average Shares Outstanding...................................................      5,750,000    4,000,000


        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                         Nine Months Ended December 31,

                                                                                           1997           1996
                                                                                      -------------  -------------
Sales
  Products..........................................................................  $     128,176  $      24,000
  Services..........................................................................        250,079        414,517
                                                                                      -------------  -------------
Total sales.........................................................................        378,255        438,517

Cost of product sold and service provided
  Products..........................................................................         48,017         12,822
  Services..........................................................................        160,045        290,487
                                                                                      -------------  -------------
Total cost of product sold and service provided.....................................        208,062        303,309

Gross profit........................................................................        170,193        135,208

Operating Expenses
  Selling, general and administrative...............................................      1,990,798        593,971
  Research and development..........................................................        573,651        158,684
                                                                                      -------------  -------------
Loss from Operations................................................................     (2,394,256)      (617,447)

Other Income (Expense)
  Interest expense--bridge financing................................................            --      (5,385,135)
  Cost of abandoned stock registration..............................................            --        (284,575)
  Interest and financing expense....................................................         (5,158)       (15,581)
  Other expenses....................................................................       (101,082)       (41,849)
  Interest income...................................................................        178,092         15,019
                                                                                      -------------  -------------
Loss Before Income Taxes............................................................     (2,322,404)    (6,329,568)

Income Tax Provision................................................................            --             --

Net Loss............................................................................  $  (2,322,404) $  (6,329,568)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Loss per Share......................................................................  $        (.41) $       (1.59)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted Average Shares Outstanding.................................................      5,695,455      3,972,727


        The accompanying notes are an integral part of these statements.

                                 e-NET, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                        Nine Months Ended December 31,

                                                                            1997             1996
                                                                       -------------     -------------
Increase (Decrease) in Cash and
  Cash Equivalents

Cash Flows from Operating Activities
  Net loss...........................................................   $(2,322,404)      $(6,329,568)
  Adjustments to reconcile net loss to net
    cash from operating activities
      Interest expense--bridge financing.............................           --          5,385,135
      Depreciation and amortization..................................       128,976            28,011
      Stock-Based Compensation.......................................        62,244               --
      Changes in operating assets and liabilities
        (Increase) Decrease in accounts receivable...................        17,452           (76,364)
        (Increase) in inventory......................................      (233,144)              --
        (Increase) in prepaid expenses, deposits receivable and
           other assets..............................................      (117,987)          (25,530)
        Increase in accounts payable
          and accrued liabilities....................................        23,972           127,183
        (Decrease) in deferred revenue...............................           --            (20,000)
                                                                       -------------     -------------

Net Cash Used in Operating Activities................................    (2,440,891)         (911,133)
                                                                       -------------     -------------

Cash Flows from Investing Activities
  Capital expenditures...............................................      (290,353)          (94,580)
  Capitalized software development costs.............................      (379,969)         (367,598)
  Investment in short term securities................................    (2,254,180)              --
                                                                       -------------     -------------

Net Cash Used in Investing Activities................................    (2,924,502)         (462,178)
                                                                       -------------     -------------

Cash Flows from Financing Activities
  Net proceeds from initial public offering of common stock..........     5,870,082               --
  Issuance of common stock...........................................        15,000               --
  Payment of shareholder/officer loans...............................           --            (12,050)
  Proceeds from issuance of bridge notes payable.....................           --            500,000
  Proceeds from issuance of long-term debt...........................           --          1,000,000
  Payments on capital leases.........................................        (4,480)           (3,719)
                                                                       -------------     -------------

Net Cash Provided by Financing Activities............................     5,880,602         1,484,231
                                                                       -------------     -------------

Net Increase in Cash and Cash Equivalents............................       515,209           110,920


Cash and Cash Equivalents at Beginning of Period.....................       379,441           557,960
                                                                       -------------     -------------

Cash and Cash Equivalents at End of Period...........................   $   894,650       $   668,880
                                                                       -------------     -------------
                                                                       -------------     -------------
Supplemental Disclosures:
  Income Taxes Paid..................................................   $       --        $       --
                                                                       -------------     -------------
                                                                       -------------     -------------
  Interest Paid......................................................   $       158       $     6,284
                                                                       -------------     -------------
                                                                       -------------     -------------


        The accompanying notes are an integral part of these statements.

                                 e-NET, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)

                                             COMMON STOCK            STOCK
                                         ---------------------   SUBSCRIPTIONS    ADDITIONAL                      TOTAL
                                           NO. OF                  AND NOTES        PAID-IN       RETAINED     STOCKHOLDERS'
                                           SHARES     AMOUNT      RECEIVABLE        CAPITAL        DEFICIT        EQUITY
                                         ----------  ---------  ---------------  -------------  -------------  ------------
Balance, April 1, 1997.................   4,250,000  $  42,500     $     (46)    $   8,307,627  $  (7,474,649)  $  875,432
Sale of common stock in initial public
  offering.............................   1,500,000     15,000           --          5,793,219            --     5,808,219
Stock-based compensation...............         --         --            --             62,244            --        62,244
Net loss...............................         --         --            --                --      (2,322,404)  (2,322,404)
                                         ----------  ---------  ---------------  -------------  -------------  ------------
Balance, December 31, 1997.............   5,750,000  $  57,500     $     (46)    $  14,163,090  $  (9,797,053)  $4,423,491
                                         ----------  ---------  ---------------  -------------  -------------  ------------
                                         ----------  ---------  ---------------  -------------  -------------  ------------


        The accompanying notes are an integral part of these statements.

                                  e-NET, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter and nine months ended December 31, 1997 are not necessarily indicative of the results for the fiscal year ending March 31, 1998. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

INVENTORY--Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

SOFTWARE DEVELOPMENT COSTS--The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs are amortized over the estimated useful life of the software once the product is available for general release to customers. At December 31, 1997, the Company has capitalized $900,822, net of accumulated amortization of $ 6,650. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future. The costs associated with development of a software product prior to reaching the point of technological feasibility and with a product's post-general availability support are charged to research and development expense in the period incurred.

REVENUE RECOGNITION--Revenue is recognized on the sale of software products upon shipment unless future obligations exist wherein a portion of the revenue is deferred until the obligation is satisfied. Revenue from services rendered is recognized either as the services are rendered based upon fixed hourly rates or at contractually determined fixed monthly fees. The Company has recorded, as an element of cost of product sales, an estimated accrual for product warranty costs.

NOTE B--INITIAL PUBLIC OFFERING

    In April 1997, the Company completed an initial public offering of securities consisting of 1,500,000 shares of common stock and 1,725,000 common stock warrants. In connection with the offering, the Company received proceeds of $5,808,219 net of all expenses associated with the offering.

NOTE C--LINE OF CREDIT FACILITY

    On May 31, 1997, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility that is collateralized by investments, receivables and fixed assets of the Company. To date, the Company has not borrowed on this facility.

NOTE D--NON-QUALIFIED STOCK OPTION PLAN

    In April, 1997, the Board of Directors approved the adoption of the e-Net, Inc. 1997 Non-Qualified Stock Option Plan, including the allocation of up to 500,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan in the nine months ended December 31, 1997 were recorded as compensation expense of $62,244. Since the plan's inception the Company has granted 255,323 options, of which 115,990 are exercisable at December 31, 1997.

NOTE E--INCOME TAXES

    The Company has generated net operating losses since its inception. At December 31, 1997, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE F--CONCENTRATION

    Approximately 56% of the Company's accounts receivable balance at December 31, 1997, and approximately 75% of the Company's sales for the nine months ended December 31, 1997, are from one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

SALES

    Sales for the third quarter ended December 31, 1997 were approximately $164,700, an increase of 44% over the approximately $114,400 recorded for the corresponding quarter of 1996. The revenue increase was due to the general availability of the Company's T2000 product line. Product sales for the T2000 product line resulted in approximately $99,000 of sales for the third quarter ended December 31, 1997, compared to $-0- of product sales for the corresponding quarter of 1996. The services revenue decline was due primarily to the completion of several installation and support services contracts in 1996. Services sales for the quarter ended December 31, 1997, were primarily from one customer.

GROSS PROFIT

    Gross profits for the third quarter ended December 31, 1997 were approximately $67,300 or 40% of sales, compared to the approximately $(3,300) or (3)% of sales for the corresponding quarter of 1996. The gross profit increase was due to the increased emphasis on product sales that have a higher gross profit contribution than software installation and support services sales.

OPERATING EXPENSES

    Selling, general & administrative expenses for the third quarter ended December 31, 1997, were approximately $818,500, an increase of 419% over the approximately $157,600 recorded for the corresponding quarter of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the third quarter of 1997 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the third quarter ended December 31, 1997, were approximately $310,500, a 471% increase over the approximately $54,300 recorded for the corresponding quarter of 1996. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) for the third quarter ended December 31, 1997, was approximately $27,700, an increase over the approximately $(8,300) recorded for the corresponding quarter of 1996. In the third quarter ended December 31, 1997, the Company's other income and expenses included interest income earned on investments in marketable securities, which did not exist in the corresponding quarter in 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

SALES

    Sales for the nine months ended December 31, 1997 were approximately $378,300, a decrease of 14% from the approximately $438,500 recorded for the corresponding nine months of 1996. The revenue decline was due primarily to the completion of several installation and support services contracts in 1996, and an increased emphasis on development and preparation for the general availability of the Company's T2000 product line. The services sales for the nine months ended December 30, 1997, were primarily from one customer.

GROSS PROFIT

    Gross profits for the nine months ended December 31, 1997 were approximately $170,100 or 45% of sales, compared to the approximately $135,200 or 31% of sales for the corresponding quarter of 1996. The gross profit percentage increase was due to the increased emphasis on product sales that have a higher gross profit contribution than software installation and support service sales.

OPERATING EXPENSES

    Selling, general & administrative expenses for the nine months ended December 31, 1997, were approximately $1,990,800, an increase of 235% over the approximately $594,000 recorded for the corresponding nine months of 1996. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the nine months of 1997 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the nine months ended December 31, 1997, were approximately $573,700, a 262% increase over the approximately $158,700 recorded for the corresponding nine months of 1996. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) charges for the nine months ended December 31, 1997, were approximately $71,900, a decrease from the approximately $(5,712,100) recorded for the corresponding nine months of 1996. In the nine months ended December 31, 1996, the Company's other income and expenses included several one-time charges associated with the issuance of bridge loans which were subsequently converted to equity of approximately $5,385,100, and with the cost of an abandoned stock registration of approximately $284,600. The Company also had an increase in funds invested over the same period in 1996.

OTHER

    To date, inflation and seasonality have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In the nine months ended December 31, 1997, the Company received net proceeds of approximately $5,885,100 from an initial public offering of the Company's common stock and common stock warrants. The Company also secured a $1,000,000 one year credit facility in the nine months ended December 31, 1997, which is secured by investments, receivables and fixed assets. The Company used approximately $(2,131,200) in cash flows from operating activities, excluding changes in assets and liabilities, during the nine months ended December 31, 1997, compared to approximately $(916,400) for the corresponding nine months of 1996. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(2,440,900) for the nine months ended December 31, 1997, compared to approximately $(911,100) for the corresponding nine months of 1996.

    Cash used by investing activities totalled approximately $2,924,500 for the nine months ended December 31, 1997 as compared to approximately $462,200 for the corresponding nine months of 1996. The main component of that investing activity was the investment in short-term securities of approximately $2,254,200, as well as continued expenditures for capitalized software development and property and equipment of approximately $290,400 and $380,000, respectively. The majority of the expenditures related to continued development of the T2000 product line.

    Cash provided by financing activities totalled approximately $5,880,600 for the nine months ended December 31, 1997, compared to approximately $1,484,200 for the corresponding period of 1996. The Company successfully completed an initial public offering in April 1997, which yielded net proceeds of approximately $5,885,100. The Company has access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the nine months ended December 31, 1997.

    The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of the initial public offering, the line of credit facility, from internally generated funds and from other potential financing sources under consideration. The Company presently has a line of credit, investments, and cash and cash equivalents on hand and believes that these will be sufficient to meet short-term cash requirements as needed. However, as indicated in the Company's most recent Annual Report on Form 10-KSB, while operating activities have provided and may provide cash in certain periods, to the extent the Company has experienced or experiences growth, the Company's operating and product development activities have used and may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal, or that the Company will be able to obtain financing from additional sources.

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


    The first products of the T2000 product line became generally available during the second quarter of fiscal 1998 and the Company believes that revenues will continue to grow as contracts are finalized and products are delivered over the remainder of fiscal 1998 and into fiscal 1999. The protracted process of obtaining governmental regulatory approval of products (i.e. Federal Communication Commission product certification) and difficulties in hiring of senior telecommunications sales and technical staff in the current low-unemployment-rate economy have caused, and may continue to cause, an effect on the delivery of the Company's products to market. To date the Company has achieved all regulatory approvals, which it has sought, and has been able to hire senior telecommunications sales and technical staff, although no assurance can be given to such results in the future.

    The Company does not expect revenue growth to occur ratably over the 1998 and 1999 fiscal years; instead, the Company expects that the major impact of the T2000 product introduction on revenues and earnings will occur during fiscal 1999. Revenue growth in fiscal 1999 will depend to a large extent on the timing of the Company's rollout for products in the T2000 product line.

    The Company's revenue growth and profitability in fiscal 1999 will depend on many factors beyond the Company's control. These include the timing and market acceptance of the T2000 product line and other new products and features announced and introduced by the Company and its competitors, and the extent to which the Company is successful in implementing its ongoing strategy of providing high fidelity or "toll quality" data telephony. Other factors include rapid changes in technologies and standards relating to telecommunications and data telephony.

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



              e-Net, Inc.
              (Registrant)

DATE: February 11, 1998    /s/ Donald J. Shoff
                           -------------------------
                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Principal Financial Officer)