Form 10KSB/A
period 1998-03-31
E NET INC
filed 1998-06-29
CIK 1012481

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                Commission file number:
           March 31, 1997                             000-20865

                                   -----------

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

                                   -----------

         Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class                          Name of Each Exchange
       -------------------                           on Which Registered
                                                    ---------------------
         Not Applicable                                 Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Title of Class
                          Common Stock, $.01 Par Value
                                    Warrants

                                   -----------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year: $549,000.

         The total market value of the voting stock was $23,000,000, of which $23,000,000 was held by nonaffiliates of the registrant, based upon the closing price of the common stock on June 30, 1997, as quoted by the Nasdaq SmallCap Market System.

         The number of outstanding shares of the registrant's common stock on June 30, 1997 was 5,750,000.

     Transitional Small Business Disclosure Format: Yes           No    X
                                                        -------      -------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The officers and directors of e-Net, Inc. (the "Company") as of the date of the original filing (the "Filing Date") of the Company's Annual Report on Form 10-KSB for its fiscal year ended March 31, 1997 were as follows:


      Name                               Age          Title
      -----                              ---          ------
      Alonzo E. Short                    57           Chairman of the Board

      Robert A. Veschi                   35           President, Chief Executive Officer, Director

      Christina L. Swisher               32           Vice President, Operations and Secretary

      William W. Rogers, Jr.             55           Director

      Clive Whittenbury, Ph.D.           63           Director

      William L. Hooton                  45           Director


         Each of the directors of the Company at the Filing Date held office until his or her successor is elected and qualified. There were no family relationships among any officers or directors of the Company and none of the Company's officers and directors had been involved in any material legal proceedings during the past five years which relate to or effect their duties to the Company. Mr. Veschi had served as a promoter of the Company and the consideration received for such services has been limited to the compensation disclosed under Item 10. The officers of the Company devoted full time to the business of the Company.

         The principal occupation and business experience for each officer and director of the Company for at least the last five years prior to the Filing Date was as follows:

         ALONZO E. SHORT, JR., Lt. Gen., USA (ret.), 57, has been chairman of the board of the Company since January 1996. General Short has more than 30 years experience in executive management, operations and the engineering, design and development of large-scale telecommunications and data systems. General Short retired from the service in 1994 following a career that included serving as deputy commanding general (1988-1990) and commanding general (1990-1991) of the U.S. Army Information Systems Command, a major information technology organization, which was responsible for all telecommunications during the Desert Shield/Desert Storm operation, among other responsibilities. From 1991 to 1994, General Short was director of the Defense Information Systems Agency, a major information technology organization which is responsible for telecommunications and related services to the President of the United States, Secret Service, Joint Chiefs of Staff, Secretary of Defense, among other high level federal entities. From 1994-1997, General Short was president and chief executive officer of MICAH Systems, Inc., a Washington, D.C. metropolitan area based information, technologies management and consulting firm. In September 1997, General Short joined Lockheed Martin , an aerospace, defense, and information technology company, as a Vice-President. Since January 1996, General Short has been instrumental in the organization and development of the business of the Company.

         ROBERT A. VESCHI, 35, has been president, chief executive officer, and a director of the Company since January 1995. Mr. Veschi is the founder of the Company, which began its operations in June 1995. Mr. Veschi has significant experience in executive management, operations and the engineering, design and development of telecommunications and computer products and systems. From 1986 to 1990, Mr. Veschi was manager of systems engineering for International Telemanagement, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1990 to 1994, Mr. Veschi was a group president of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From December 1994 to May 1995, for approximately six months, Mr. Veschi was president and chief executive officer of Octacom, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm, and a wholly-owned subsidiary of Octagon, Inc., an Orlando, Florida metropolitan area based publicly held technical services firm. From July 1994 to May 1995, for approximately nine months, Mr. Veschi was a vice president of telecommunications for

Octagon, Inc., and from January 1995 to May 1995, for approximately four months, Mr. Veschi was a member of the board of directors of such company. Since June 1995, Mr. Veschi has been instrumental in the organization, development and promotion of the Company.

         CHRISTINA L. SWISHER, 32, has been vice president of operations since December 1996 and secretary of the Company since February 1997. Ms. Swisher has significant experience in the computer networking management, systems and operations. From 1991 to 1993, Ms. Swisher was a technical and graphics specialist with the Air Force Association, a Washington, DC area based national services organization, where she was responsible for technical and statistical analyses. From 1993 to 1995, Ms. Swisher was the manager for computer networks for computer network systems and operations for I-Net, Inc., a Washington, DC metropolitan area based information, data and network systems firm. Since 1995, Ms. Swisher has been director of technical services with the Company, becoming vice president of operations in December 1996. Since June 1995, Ms. Swisher has been instrumental in the organization and development of the business of the company.

         WILLIAM W. ROGERS, JR., 55, has been a director of the Company since January 1997. Mr. Rogers has substantial senior management, operations and technical and engineering services experience. From 1972 to 1987, Mr. Rogers was a general manager engaged in operations, technical and engineering services for Boeing Computer Services, Inc. From 1987 to 1989, Mr. Rogers was president and chief executive officer of International Telemanagement , Inc., a McLean, Virginia based telecommunications and systems engineering and services company. From 1989 to 1991, Mr. Rogers was a vice president of Fluor-Daniel, where he was responsible for telecommunications and systems integration services. Since 1991, Mr. Rogers has been a vice president with Computer Sciences Corporation, a McLean, Virginia based technology products, systems and services company, where he is responsible for systems integration and related technical services. Since January 1997, Mr. Rogers has been instrumental in the organization and development of the Company. Mr. Rogers holds a B.A. degree from West Virginia University.

         WILLIAM L. HOOTON, 45, has been a director of the Company since January 1996. Mr. Hooton has substantial experience in the management, design, operation, marketing and sales of image conversion systems, electronic imaging system integration, data automation and high performance data storage subsystems. From 1990 to 1993, Mr. Hooton was vice president of operations and technical and business development of the Electronic Information Systems Group of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. Since 1993, Mr. Hooton has been president and chief executive officer of Q Corp., a Washington, D.C. metropolitan area high technology consulting firm specializing in digital imaging systems and other complex imagery in media. Since January 1996, Mr. Hooton has been a director of the Company and has been instrumental in the organization and development of the Company. Mr. Hooton holds a B.B.A. degree from the University of Texas.

         CLIVE G. WHITTENBURY, PH.D., 63, has been a director of the Company since June 1996. Dr. Whittenbury has substantial senior management, operations and technical advisory experience. From 1972 to 1979, Dr. Whittenbury was a senior vice president and, from 1976 to 1986, a director of Science Applications International Corporation ("SAIC"), a La Jolla, California based major international systems engineering firm with current annual revenues of approximately $2 billion. Since 1979, Dr. Whittenbury has been executive vice president and a director of the Erickson Group, Inc., a major international diversified products firm. Since 1994, Dr. Whittenbury has been a director of MVSI, Inc., a publicly held (NASDAQ: "MVSI") McLean, Virginia based laser vision robotics company. Dr. Whittenbury is a member of the International Advisory Board for the British Columbia Advanced Systems Institute, which manages commercialization programs in technology at the three major Vancouver/Victoria universities, a member of the Advisory Board of Compass Technology Partners, an investment fund, and is chairman of the Advisory Board (Laser Directorate) for the Lawrence Livermore National Laboratory. Dr. Whittenbury has also served as a technical advisor to three U.S. Congressional Committees, the Grace Commission and numerous major U.S. and foreign companies. Since June 1996, Dr. Whittenbury has been instrumental in the organization and development of the Company. Dr. Whittenbury holds a B.S. degree (physics) from Manchester University (England) and a Ph.D. degree (aeronautical engineering) from the University of Illinois.

Item 10. Executive Compensation.

         OFFICER COMPENSATION

         The following table sets forth certain compensation information for the fiscal year ended March 31, 1997 with regard to the Company's chief executive officer. No other executive officer had combined salary and bonus of $100,000 or more in fiscal year 1997.


                           Summary Compensation Table
                           --------------------------
                                                                                                        Other
                                                                                                       Annual
Name of Individual         Position with Company              Year     Salary           Bonus    Compensation(1)
------------------         ---------------------              ----     ------           -----    ---------------
Robert A. Veschi           President, Chief Executive
                             Officer, Director                1997     175,000          87,500           ---



(1) As of the Filing Date, the officers of the Company may have received remuneration as part of an overall group insurance plan providing health, life and disability insurance benefits for employees of the Company. The amount allocable to each officer could not be specifically ascertained, but, in any event, did not in any reported fiscal year exceed the lesser of $50,000 and such officer's combined salary and bonus. The Company had purchased key-man term life insurance on Mr. Veschi in the amount of $2 million, which designates the Company as the owner and beneficiary of the policy.

         DIRECTOR COMPENSATION

         As of the Filing Date, the directors of the Company, with the exception of Mr. Veschi, were entitled to annual remuneration of $24,000 pursuant to oral agreements between such directors and the Company. In addition, General Short received $1,000 per month under a consulting services agreement for his additional specific business services on behalf of the Company.

         As of the Filing Date, each outside director of the Company was entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intended to meet at least quarterly during the Company's fiscal year, and at such other times as duly called. The Company had four outside directors.

         EMPLOYMENT AGREEMENT

         As of the Filing Date, the Company had entered into an employment agreement (the "Agreement") with Robert A. Veschi, the president and chief executive officer of the Company, dated as of April 1, 1996. The Agreement will expire on March 31, 2001. The current annual salary under the Agreement as of the Filing Date was $175,000, which salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Board of Directors of the Company. As of the Filing Date, Mr. Veschi was entitled to an annual bonus equal to 50 percent of the salary provided under this Agreement, which bonus is not subject to any performance criteria.

         The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The Agreement provides for the use of an automobile, payment of club dues and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability. The Agreement also contains non-compete provisions which are limited in geographical scope to the Washington, D.C. metropolitan area.

         Pursuant to the Agreement, Mr. Veschi's employment may be terminated by the Company with cause or by Mr. Veschi with or without good reason. Termination by the Company without cause, or by Mr. Veschi for good reason, would subject the Company to liability for liquidated damages in an amount equal to Mr. Veschi's current salary and a pro rata portion of his bonus for the remaining term of the Agreement, payable in a lump sum cash payment, without any set-off for compensation received from any new employment. In addition, Mr. Veschi would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the Agreement to the extent permitted by law.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the Company's Common Stock owned as of March 31, 1997 by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group.


                                                                        Number
Name and Address                     Position with Company             of Shares               Percentage of Shares
----------------                     ---------------------             ---------               --------------------
Alonzo E. Short, Jr., Lt. Gen.,      Chairman of the Board               90,000                     1.57
  USA (ret.) (1)

Robert A. Veschi (2)                 President, Chief Executive       1,375,000                    23.91
                                       Officer, Director

Christina Swisher (2)                Vice President, Secretary          120,000                     2.09

William L. Hooton (3)                Director                            50,000                      .87

Clive W. Whittenbury, Ph.D. (4)      Director                            50,000                      .87

William W. Rogers, Jr. (2)           Director                             5,000                      .09

Edward Ratkovich, Maj. Gen.          Stockholder                        500,000                     8.70
  USA (ret.) (5)

Arthur Henley (6)                    Stockholder                        487,500                     8.48

Thomas T. Prousalis (7)              Stockholder                        450,000                     7.83

All Officers and Directors as a                                       1,690,000                    29.39
  Group (7 persons)


(1) c/o Lockheed Martin, 5203 Leesburg Pike, Suite 1501, Falls Church, Virginia 22041.

(2) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874.c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874.

(3)  13333 Glen Taylor Lane, Herndon, Virginia 22071.

(4) 511 Trinity Avenue, Yuba City, California 95991. Does not include 250,000 shares owned by MVSI, Inc., of which Dr. Whittenbury is, to the Company's knowledge, a director.

(5) 1030 Delf Drive, McLean, Virginia 22101. Does not include 250,000 owned by MVSI, Inc., of which Gen. Ratkovich is, to the Company's knowledge, a significant shareholder, chairman and chief executive officer.

(6)  10705 Bay Laurel Trail, Austin, Texas 78750.

(7) 1919 Pennsylvania Avenue, N.W., Suite 800, Washington, D.C. 20006. Does not include 250,000 shares owned by MVSI, Inc., of which Mr. Prousalis is, to the Company's knowledge, a significant shareholder.

Item 12. Certain Relationships and Related Transactions.

         In January 1995, in connection with the founding of the Company, the Company issued 300 shares of its Common Stock to Alonzo E. Short, Jr., 4,332 shares to Robert A. Veschi, 400 shares to Christina L. Swisher, 167 shares to William L. Hooton, 167 shares to Donald J. Shoff, 1,583 shares to Arthur Henley and 1,500 shares to Thomas T. Prousalis, Jr. Each such founding shareholder was assessed $0.01 per share for his or her Common Stock, which amount was equivalent to its par value at the time. Taking into account a 600:1 stock split effective as of March 1996 (the "Forward Split") and a 2:1 reverse stock split effective as of March 1997 (the "Reverse Split"), each such shareholder acquired at that time the equivalent of 90,000, 1,300,000, 120,000, 50,000, 50,000,
475,000 and 450,000 shares of today's Common Stock.

         In March 1996, the Company was loaned $500,000 by Edward Ratkovich, $250,000 by Robert Foise, $200,000 by Armstrong Industries and $50,000 by Martin Sumichrast. Principal and interest computed at the rate of eight percent annually was to become due at the earlier of June 1, 1997 or the expected June 1996 closing date of a proposed initial public offering of Company securities. As additional consideration for these loans, the Company issued 500,000 bridge units to Mr. Ratkovich, 250,000 to Mr. Foise, 200,000 to Armstrong Industries and 50,000 to Mr. Sumichrast. Each bridge unit contained one share of Common Stock, one Class A Warrant and one Class B Warrant. In June 1996, the loan principal was converted into paid-in capital and accounted for as consideration for the bridge units. The Class A Warrants and Class B Warrants were canceled in March 1997 in exchange for each such shareholder receiving additional shares of Common Stock such that, even taking the Reverse Split into account, each such shareholder had 500,000, 250,000, 200,000 and 50,000 shares of today's Common Stock.

         In August 1996, the Company entered into a letter of intent with MVSI, Inc. ("MVSI"), a Washington, D.C. area based NASDAQ-listed technology products and services company, in which the Company agreed to be acquired and become a wholly-owned subsidiary of MVSI in an exchange of securities. To the Company's knowledge, Edward Ratkovich is a significant shareholder and the chairman and chief executive officer of MVSI, Thomas T. Prousalis, Jr. is a significant shareholder of MVSI and Clive Whittenbury is a director of MVSI. Pursuant to the letter of intent, MVSI loaned the Company $500,000 for working capital. In October 1996, the Company entered into an agreement to be acquired by MVSI, subject to shareholder approval. MVSI loaned an additional $500,000 to the Company in November 1996. However, in January 1997, the parties mutually agreed to terminate the acquisition, primarily due to market conditions that involved a significant decrease in the bid price of MVSI's common stock and, thereby, the value of the purchase price.

         As part of a mutual cooperation agreement, in January 1997 MVSI loaned the Company an additional $250,000 under a convertible debenture. The aggregate principal amount of the convertible debenture at that time was $1,275,081, reflecting the total amount of loan advances made to the Company by MVSI. The terms provided for outstanding principal to bear annual interest of nine percent, and for principal to be convertible into Common Stock upon the completion of the Company's initial public offering at a ratio calculated using the offering price per share. In March 1997, MVSI converted the convertible debenture into 250,000 shares of Common Stock.

         In March 1996, the Company acquired all right, title and interest in the 353 Patent from Arthur Henley and Scott Grau in consideration of a five percent overriding royalty interest against gross profits involving the use of the 353 Patent. The Company agreed to allocate $1,000,000 of its capital to develop and exploit the market opportunities of the 353 Patent by December 31, 1996, or the 353 Patent would be subject to repurchase by its inventors. The Company satisfied this commitment timely.

         The Company paid legal fees of approximately $380,000 during the year ended March 31, 1997, to Thomas T. Prousalis, Jr., an attorney who is a significant stockholder of the Company, relating to the Initial Public Offering. The Company also paid $100,000 during the year ended March 31, 1997, to Mr. Prousalis for services relating to an offering that was abandoned in September 1996.

         The Company rents an aircraft for business purposes from an entity owned by Robert A. Veschi, the Company's President and Chief Executive Officer. For the year ended March 31, 1997, the Company paid $27,796 for the rental of the aircraft.

         The Company entered into a consulting agreement with Alonzo E. Short, Jr., Lt. Gen., USA (ret.), the Chairman of the Board, to provide services for a fixed monthly amount of $1,000. No amounts were paid to the stockholder during 1997.

Item 13. Exhibits, List and Reports on Form 8-K.

         A. Exhibits.

         The following is a list of exhibits, all of which are incorporated by reference to the Company's SB-2 Registration Statement, and related Prospectus, Registration File No. 333-3860, declared effective by the Securities and Exchange Commission on April 7, 1997.

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

                                   e-NET, INC.

June 25, 1998

                   By:                     /s/ Robert A. Veschi
                                           --------------------
                                           Robert A. Veschi
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         Name                                          Title                                Date
                         ----                                          -----                                ----
               /s/ Alonzo E. Short, Jr.                 Chairman of the Board                         June 25, 1998
               -------------------------
      Alonzo E. Short, Jr., Lt. Gen., USA (ret).

                 /s/ Robert A. Veschi                   President, Chief Executive                    June 25, 1998
                 --------------------
                   Robert A. Veschi                     Officer, Director

               /s/ Christina J. Swisher                 Vice President, Secretary                     June 25, 1998
               ------------------------
                 Christina J. Swisher

                 /s/ William L. Hooton                  Director                                      June 25, 1998
                 ---------------------
                   William L. Hooton

                 /s/ Clive Whittenbury                  Director                                      June 25, 1998
                 ---------------------
               Clive Whittenbury, Ph.D.

              /s/ William W. Rogers, Jr.                Director                                      June 25, 1998
              -------------------------
                William W. Rogers, Jr.
