Form 10KSB
period 1998-03-31
E NET INC
filed 1998-06-30
CIK 1012481

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: March 31, 1998     Commission file number: 000-20865

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                 (301) 601-8700
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

             Title of Each Class              Name of Each Exchange
                                               on Which Registered
                 Not Applicable                  Not Applicable

       Securities registered pursuant to Section 12(g)of the Exchange Act:
                          Common Stock, $.0l Par Value
                                (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ X ] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State the issuer's revenues for its most recent fiscal year: $ 722,800.

    The aggregate market value of the issuer's voting common stock held by non-affiliates was approximately $122,900,000 based upon the closing price of the common stock on June 19, 1998, as quoted by the NASDAQ SmallCap Market.

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: on June 19, 1998 the number of issued and outstanding shares of common stock was 8,125,324.

      Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

================================================================================
                                   e-Net, Inc.

                                      INDEX

                                                                                                                              Page
                                                                                                                              ----
                                                                          Part I

         Item 1.              Description of Business.                                                                           3
         Item 2.              Description of Properties.                                                                        12
         Item 3.              Legal Proceedings.                                                                                12
         Item 4.              Submission of Matters to a Vote of Security Holders.                                              12

                                                                          Part II
         Item 5.              Market for Common Equity and Related Stockholders Matters.                                        13
         Item 6.              Management's Discussion and Analysis of Financial Condition and Results of
                                Operations.                                                                                     14
         Item 7.              Financial Statements.                                                                             17
         Item 8.              Changes in and Disagreements with Accountants on Accounting and Financial
                                Disclosure.                                                                                     31

                                                                          Part III
         Item 9.              Directors, Executive Officers, Promoters and Control Persons; Compliance  with
                                16(a)of the Exchange Act.                                                                       32
        Item 10.              Executive Compensation.                                                                           32
        Item 11.              Security Ownership of Certain Beneficial Owners and Management.                                   32
        Item 12.              Certain Relationships and Related Transactions.                                                   32
        Item 13.              Exhibits, List and Reports on Form 8-K.                                                           34


                                     Part I

Item 1. Description of Business.

Overview

         e-Net, Inc., a Delaware corporation ("e-Net" or the "Company"), develops, produces, markets and supports open telecommunications software and related hardware that enable, enhance, and manage telephone communications over the Internet, private Internet Protocol ("IP") networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks" or "DDNs"). The Company's Telecom 2000-TM- products ("Telecom 2000 Products") provide a user-friendly method of high fidelity telephone communications through DDNs. Through the use of Telecom 2000 Products, organizations can reduce their telephone expenses by extending their telephone services to remote offices and mobile employees, in some cases bypassing long distance service charges, while using their existing internal DDNs.

         The Company believes that, due to demand for lower cost telephone service, the market for telephony through DDNs, while in its early stages, holds significant potential for growth. According to a recent report issued by the technology industry analysis firm Frost and Sullivan, the market for Internet telephony gateways is forecast to grow from $4.7 million in 1996 to $1.8 billion in 2001. Although the Company has not participated in any of the formal research contained in the Frost and Sullivan report and cannot endorse its methods or conclusions, the Company generally believes that this market will grow substantially and that its products are well positioned to capture a significant share of this new, emerging market.

         The Company owns U.S. Patent No. 5,526,353, "System and Method for Communicating Audio Data over a Packet-Based Network" (the "353 Patent"). The Company believes that the 353 Patent is the first patent that specifically involves telephony through DDNs. The Company believes that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through DDNs. The Company can make no assurances, however, as to the extent of the advantages or protection, if any, that may be granted to them as a result of the 353 Patent. The Company's current and anticipated product line is not wholly dependent on the validity or applicability of the 353 Patent, and not all of the Company's products are covered by the 353 Patent.

         The Company's Telecom 2000 Products enable telephony through DDNs. Telecom 2000 products generally provide high fidelity duplex voice and telefax through DDNs, and also generally offer traditional telephony features like call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. The Company views its products as offering several competitive advantages. First, Telecom 2000 Products facilitate low-cost DDN telephone service with substantially the same operating features and the voice quality of the traditional telephone service. Next, the use of Telecom 2000 Products can be gradually implemented so that growth from small installations to large installations can occur while the user maintains high levels of performance and preserves a substantial amount of its prior technology investment. Finally, the distributed architecture of Telecom 2000 Products is designed to avoid certain problems associated with centralized systems, such as the risk of system-wide telephony loss due to the malfunction of a single computer or PBX, limitations on system growth and excessive hardware cost.

         There are three classes of Telecom 2000 Products, two of which include products that are available for delivery. The first class comprises the smallest system with the lowest number of ports, and includes the Telecom 2000 Desktop System and the Telecom 2000 retail system called "NetConnect", both of which are currently being sold. The second class, Telecom 2000 Customer Premises-based Gateway Systems, now available for delivery, comprises medium-sized systems with between 24 and 96 ports in a single chassis, serving as a "gateway" to DDNs, consolidating customer site-originated telephone calling for DDN-based transport efficiency and lower cost than traditional methods. The third class, Telecom 2000 Carrier-Class Gateways, now under development, comprises gateway products with a large number of ports, which are expected to offer over 1,000 simultaneous call capacity in a single chassis, to meet interconnection and compression standards and to be appropriate for sales to telephone carriers.

         e-Net began to sell Telecom 2000 Products in July 1997 with the introduction of the Telecom 2000 Desktop System. The Company announced the Telecom 2000 Customer Premise Equipment Gateway Systems, also known as the Telecom 2000 T1/E1 Digital Trunk Interface, in October 1997 and became generally available in February 1998. In December 1997, the Company announced its development plan for the Telecom 2000 Carrier-Class Gateway in conjunction with Summa Four, Inc. The Company expects this product to be available for sales in September 1998. The Company announced the general availability of its Telecom 2000 retail system called "NetConnect" in May 1998. In regard to any future products, no assurances can be given that these dates will be met.

         e-Net has established, and expects to continue to establish, a variety of strategic relationships that are intended to result in the embedding of e-Net telephony-enabling technology in various DDN devices. Examples of the Company's existing strategic relationships follow:





         Strategic Relationship                              Date Established          Purpose

         Sprint Communications Company, LP                   March 1996                Main Carrier Internet Services and voice-over
                                                                                       data product planning and testing

         Paradyne Corporation                                June 1997                 Cooperative development and marketing of
                                                                                       Digital Subscriber Line ("DSL") technology

         Magellan Network Systems, Inc.                      August 1997               Carrier-Class Gateway Product applications
                                                                                       software

         Summa Four, Inc.                                    December 1977             Carrier-Class Gateway Product hardware
                                                                                       resource/programmable switch backplane

         Com21, Inc.                                         January 1998              Cable television modem telephony

         IDT Corporation                                     April 1998                Retail consumer product telephone software
                                                                                       bundling and network access


         The Company develops, produces, markets and supports open telecommunications software and related hardware products that enable, enhance, and manage telephone communications over the Internet, private IP networks and "intranets," and other types of Digital Data Networks. The Company's Telecom 2000-TM- Products provide a user-friendly method of high fidelity telephone communications through DDNs. Through the use of Telecom 2000, organizations can reduce their telephone expenses by extending their telephone services to remote offices and mobile employees, in some cases bypassing long distance service charges, using their existing internal DDNs.

Company Background

         Since its founding, the Company has focused on the development of software-based telecommunications products that enable, enhance or manage telephone communications. In the early 1990's, prior to the Company's founding, its principal founder, President and Chief Executive Officer, Robert A. Veschi, collaborated in developing telephony-over-data telecommunications products with Arthur Henley and Scott Grau, two other founders of the Company. Working within a corporation named Officecom, Inc., this product development effort included the invention by Messrs. Henley and Grau of the technology covered by the 353 Patent. In order to continue this product development effort, in March 1996 the Company acquired all right, title and interest in and to the 353 Patent from Messrs. Henley and Grau in consideration of a five percent royalty against gross profits from the sale of products covered by the 353 Patent. The Company completed this intellectual property acquisition in April 1996 by purchasing all of the assets of Officecom, Inc. for $50,000.

         The Company purchased a set of products, licenses and contracts from a Washington, DC area telecommunications firm, OctaCom, Inc., in May 1995. This transaction included the assignment of contracts to provide services to Sprint Communications Company, LP ("Sprint") and Comsat Corp., the acquisition of the Company's IntelliCD-TM- and DebitBill-TM- products, and an exclusive license for e-Net NMS-TM-. The initial revenue and contract base for the Company was established at this time.

         The Company was awarded a contract known as Internet Protocol Dial Services Support ("IP Dial Support") by Sprint in February 1996, under which e-Net technical personnel provide Internet usage, management and maintenance services to Sprint. Sprint expanded e-Net's IP Dial Support role in February 1997 by adding to the contract Sprint Frame-Relay network reporting using the Company's Intelli-Series-TM- product.

         The Company announced its first Telecom 2000 Products in April 1996. Thereafter, the Company established two significant "beta" test sites for the Telecom 2000 system: Intermedia Communication Incorporated ("ICI"), a substantial regional competitive local exchange carrier ("CLEC"), in October 1996, and Sprint, a major long distance services provider, in November 1996. These agreements provided e-Net with Telecom 2000 Product usage experience and established references for e-Net with these two companies. Long distance services providers and CLECs, such as ICI and Sprint, are among the Company's primary target customers for Telecom 2000 Products.

         Having completed "beta" testing, in May 1997 the Company announced its IP version of Telecom 2000. In July 1997, the Company began sales of Telecom 2000 Products with the introduction of the Telecom 2000 Desktop System. In August 1997, the Federal Communications Commission certified the Telecom 2000 Desktop System for interconnection to public telephone systems, eliminating a regulatory impediment to sales, and in October 1997 the Company announced that it had hired its first Vice-President of Sales.

Industry Background

         The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using the Internet Protocol. The Internet has traditionally been subsidized by the U.S. federal government, and was historically used by academic institutions, defense contractors and government agencies primarily for remote access to host computers and for sending and receiving e-mail. As the number of commercial entities that rely on the Internet for business communications and commerce has increased, the level of federal subsidies has significantly diminished, and funding for Internet infrastructure and backbone operations has shifted primarily to the private sector.

         In the mid-1990's, companies began to develop and market products that delivered audio, including voice, over the Internet. Early Internet telephony required cumbersome components to make Internet-based telephone calls, such as personal computer speakers and microphones. In addition, participants in the telephone call had to use identical software, running at the same time. Voice quality was poor, with a half-duplex nature and with long delays; however, the promise of this technology was established because the Internet telephone call could seemingly be made "free," even over long international distances, and because the extraordinary increase in users of the Internet began to create a large target market for the products. See "-Competition."

         "Voice-over-IP" refers to the transmission of voice as digital data on IP-compatible networks, which include the Internet as well as Internet-compatible, private "Intranets." IP networks are increasing in usage and popularity as a function of an increase in the number of Internet users. "Telephony" is distinguishable from "voice" in that voice is the sound of speech, whereas "telephony" means voice coupled with features such as full-duplex, call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. Management believes that telephony on IP networks is becoming more attractive because of the low cost of using IP networks (especially the Internet), because of the growing number of IP network users and because IP telephony products like e-Net's are improving their voice sound quality. The Company believes that, due to the demand for lower cost telephone service, the market for telephony through DDNs, while in its early stages, holds significant potential for growth. According to a recent report issued by the technology industry analysis firm Frost and Sullivan, market for Internet telephony gateways is forecast to grow from $4.7 million in 1996 to $1.8 billion in 2001. Although the Company has not participated in any of the formal research contained in the Frost and Sullivan report and cannot endorse its methods or conclusions, the Company generally believes that this market will grow substantially and that its products are well positioned to capture a significant share of this new, emerging market.

Telecom 2000-TM- Products

         The Company's Telecom 2000 Products enable telephony through DDNs. Telecom 2000 Products provide high fidelity duplex voice and telefax through DDNs, and also generally offer traditional telephony features such as call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. The Company views its products as offering several competitive advantages. First, Telecom 2000 Products facilitate low-cost DDN telephone service with substantially the same operating features and the voice quality of traditional telephone service. Next, the use of Telecom 2000 Products can be gradually implemented so that growth from small installations to large installations can occur while the user maintains high levels of performance and preserves a substantial amount of its prior technology investment. Finally, the distributed architecture of Telecom 2000 Products is designed to avoid problems associated with centralized systems, such as system-wide telephony loss due to the malfunction of a single computer or PBX, limitations on system growth and excessive hardware cost. There are three classes of Telecom 2000 Products, two of which include products that are available for delivery.

         Telecom 2000 Desktop - Small Systems

         This product set, with sales commencing in July 1997, consists of e-Net's award-winning Telecom 2000 Desktop system with two components, the TS-Workstation card and the CO-Gateway card. This system uses the customer's existing network computer installed base and its fixed-cost, available-capacity LAN/WAN, including the Internet, to provide peer-to-peer toll-quality telephony, with or without the use of a PBX.

         The small systems product set also includes the Telecom 2000 retail consumer product called NetConnect, with respect to which the Company announced general availability in May 1998. This product is a half-card TS circuit set with a dial-up functionality enabling Internet telephony for the individual consumer and home use, is the lowest-priced Telecom 2000 Product offering and, in management's view, offers a broad market potential. In combination with some of the advanced Internet "chat-room" services, this product is designed to provide a unique, secure, private-dialing-plan Internet telephony service with high fidelity, at a low price.

         Generally speaking, Telecom 2000 Desktop products are characterized by embedded firmware, which can be placed on a computer integrated circuit board, in the assembly of a modem (cable TV set-top, DSL box, ISDN pipe) or in a router, switch or multiplexer. Telecom 2000 Desktop products start with one port and scale up to 24 ports. When all products are announced, the price range of the Telecom 2000 Desktop product set is expected to be between $100 and $5,000.

         Telecom 2000 Customer-Premises-based Gateway - Medium Systems

         The Telecom 2000 Customer-Premises-based Gateway product set was announced in October 1997 and made available for shipment in February 1998. It provides T1/E1 voice-over-data advantages, consolidates customer site-originated telephone calling for data network-based transport and efficiency and delivers a mid-level of data network call volume handling on a cost-effective basis. Starting with 24 ports (T1 single span), the product is scaleable up to 96 channels per-chassis (and 192 ports in a dual back plane configuration). Each chassis is capable of being interconnected to obtain single-device performance, gaining more ports as a function of this "linking" or "ganging."

         The resulting product suite delivers a customer site application of high voice quality with a low per-port data network telephony price. When all products are announced, the price range of the Telecom 2000
Customer-Premises-based Gateway product set is expected to be between $5,000 and $50,000.

          Telecom 2000-TM- Carrier-Class Gateway - Large Systems

         The large systems product set, Telecom 2000 Carrier-Class Gateways, was announced in December 1997, is under development and is anticipated to be ready for delivery by September 1998. Of all Telecom 2000 Products, it will offer the largest number of ports. It is designed to be scaleable from the equivalent of four T1s up to 60 T1s, with high fidelity voice quality, and is intended to meet fully all-existing and evolving standards for the emerging voice-over-IP carrier market. The Company believes that, at the time of its introduction, this system will be the only available DDN telephony technology offering over 1000 simultaneous call capacity in a single cost-effective, space-efficient chassis. Each chassis is capable of being interconnected to obtain single-device performance and greater port density, with no logical upward limitation on the total number of ports.

         The Telecom 2000 Carrier-Class Gateway is being designed to meet all interconnection and compression standards, will be certified in most foreign countries, and is designed to be fully NEBS-compliant for main long distance carriers, alternate access carrier, local exchange carrier and CLEC customers. When all products are announced, the price range of the Telecom 2000 Carrier-Class Gateways product set is expected to be between $100,000 and $500,000.

Other Company Products and Services

          e-Net NMS-TM- and IntelliSeries-TM-

         The Company sells a proprietary, expert systems-based, user friendly, object-oriented network and system management product called the e-Net NMS-TM-network management system. e-Net NMS provides enterprises with a broad range of capabilities for managing global telephone and data networks. This product offers automated management of operating problems, system configuration, system performance, system security, accounting, network traffic optimization and re-routing, configuration and database management, and system failure detection.

         e-Net has developed a set of products called IntelliSeries-TM- to provide a simple, inexpensive network usage and billing reporting capability. IntelliSeries uses imaging technology and is a general-purpose search and retrieval engine that can be used in a wide variety of user applications. One of e-Net's clients, Sprint, uses IntelliSeries products to provide its clients with database access to their monthly call detail record data and frame relay performance data.

         The Company believes that Telecom 2000 Products and competitors' voice-over-data products will gain usage on DDNs, and that this increase in usage will create greater data volume on DDNs. The Company anticipates that this volume growth will increase the opportunity for sales of data network management and network reporting products like e-Net's NMS and IntelliSeries products. The Company intends to couple sales and marketing of Telecom 2000 Products with marketing activity for e-Net NMS and IntelliSeries Products.

Strategic Relationships

         e-Net has established, and intends to continue to establish, a variety of strategic relationships that are intended to result in the embedding of e-Net telephony-enabling technology in various DDN devices. Strategic partners are important to the Company because they have developed products or they deliver services established in the DDN communications market, but have not yet implemented telephony capability within those products or services.

         To date, Sprint has been the Company's largest customer. The IP Dial Support contract provided a significant increase in revenue to the Company, grew the Sprint technology relationship, validated the efficacy of the use of the IntelliSeries products and increased the Company's involvement in the Internet-related business and technology. Arising out of the growing Sprint technology relationship under the IP Dial Support contract, Sprint became a "beta" test site for the Company's Telecom 2000 Product in November 1996.

         In June 1997, the Company announced an agreement for cooperative marketing with Paradyne Corporation. Under the agreement, e-Net's Telecom 2000 is demonstrated and sold operating in conjunction with Paradyne's DSL technology product called HotWire-TM-. Headquartered in Largo, Florida, Paradyne is a leading developer and provider of products and technologies that facilitate high-speed access to networks worldwide for communications, computing and information. The Company believes that Paradyne's DSL products are among the best products, in terms of price and performance, in the telecommunications industry. The Company believes that DSL products have a strong market potential. DSL technology delivers digital data at high speeds on existing copper telephone lines, and the Company expects that the Regional Bell Operating Companies ("RBOCs") may, at some point in the future, sell access to copper telephone lines to digital data service providers at a lower price, "unbundled" from other RBOC services. If so, digital data service providers and the home consumer will have the opportunity to provide and acquire more information at a lower cost with DSL. In particular, the Company's DDN telephony products could be used to include telephone service in those digital data service packages at a low price.

         In August 1997, the Company announced an agreement with Magellan Network Systems, Inc., ("Magellan") for product development and software integration of Magellan billing, voice-mail and other software with e-Net's Telecom 2000 Carrier-Class Gateway products. This cooperative development and marketing arrangement is expected to give e-Net's Telecom 2000 Carrier-Class Gateway products the carrier-class software applications required to address the needs of large-call-volume customers. Magellan, a privately held corporation with headquarters in Sunnyvale, California, is a supplier of the M4000 Enhanced Services Platform, offering long distance switching, debit card, calling card, international call-back and voicemail applications to domestic and international carriers and service providers. All of these applications integrate with Magellan's system management software, which provides sophisticated system management and billing capabilities. Magellan Communications, Inc., a related company, specializes in unified messaging systems and voice processing equipment for many of the world's leading telephone companies.

         In December 1997, the Company announced an agreement with Summa Four, Inc. to build e-Net's Telecom 2000 Carrier-Class Gateway. This agreement provides a preferential and discounted arrangement under which the two companies can purchase and license each other's products in order to deliver, through their respective sales channels, what the Company believes will be a unique product. Because of Summa Four's price and performance, management believes that embedding e-Net technology on Summa Four's existing product is the optimal approach for designing and building the Telecom 2000 Carrier-Class Gateway. Summa Four also utilizes the same family of microprocessor that e-Net uses, which may reduce product development risk and delay. Summa Four is a leading provider of open, programmable switching platforms that enable telecommunications providers worldwide to build intelligent, flexible networks that support the rapid deployment of new wireline and wireless services. An ISO 9001 certified company, Summa Four is headquartered in Manchester, New Hampshire, and has sales, service and support offices in the United States, the U.K., Singapore and Japan.

         In January 1998, the Company announced that it had been awarded a contract from Com21, Inc. This agreement provides that e-Net will deliver certain of its existing software to Com 21 and develop additional software for Com21. The combined software delivered and developed by e-Net for Com21 is intended to be used to integrate telephone and telefax capabilities into a cable television modem embedded in the cable television control unit typically located on top of the consumer's television set. This new system is expected to allow customers to plug their telephone, telefax and/or computer into their cable television system to take advantage of the speed of the cable system, which far exceeds the speed of other home data network transmission lines. Customers of cable systems would be able to make local calls without existing RBOC fees, and customers of cable systems that are connected to cable systems in other localities would be able to make long distance calls through the cable television system without incurring the long distance toll charges assessed by traditional long-distance telephony service carriers. The contract calls for e-Net to receive an up-front payment, milestone payments and a per-unit royalty for the 30 months following the introduction of the product. The contract is not exclusive, and the Company hopes to expand its offering of telephony products in the cable television market. Com21, which is located in Milpitas, California, develops, manufactures and markets cable modem based communication systems. Its ComUNITY Access system provides end-to-end Ethernet data communications over cable TV networks. The underlying ATM architecture makes possible mixed media (voice, data, video) applications from the same cable modem platform.
Com21's systems serve business, SOHO (small office, home office) and residential markets.

         In April 1998, the Company signed a contract with IDT Corporation. Under this agreement, the Company has a license to distribute IDT's Net2Phone software with its retail consumer product, NetConnect. The agreement also permits e-Net's customers who use NetConnect to make Internet telephone calls on an ordinary telephone handset across IDT's Internet telephone network, with the Company receiving six and one half per cent (6.5%) of IDT's gross revenues arising from such use.

Sales and Marketing Strategy

         The Company's primary sales and marketing strategy is to expand its sales force and dedicate that force to creating strategic end-users and reseller channels for the Company's products. This strategy commenced with the hiring of the Company's first Vice-President of Sales in October 1997, and the subsequent hiring of four new Account Managers. With this sales force in place, the Company will seek to rapidly establish a few larger installed bases of users of Telecom 2000 Products.

         With the over one hundred corporate customers who have purchased the Telecom 2000 Starter Kit, an introductory unit of Telecom 2000 Desktop system, the Company believes it is beginning to create a class of "strategic end users." Management believes that many of these corporate enterprises have the capability to evolve into multi-user Telecom 2000 customers. Therefore, a first priority of the Company's business strategy is to take advantage of these accounts and increase their usage of e-Net's products.

         Management expects to further promote this sales strategy by the expansion of distribution arrangements through distributors and systems integrators. The Company intends to use a "channel sales" approach to penetrate its target markets. These channels will be based upon "value-added" inventory/warehousing capability, sales volume commitments, geographical positioning and other factors. e-Net has and is developing relationships with carrier product distributors, personal computer system integrators, complex information system builders and managers, Government-oriented resellers and foreign-country located dealers. The Company has existing reseller relationships with Unicent Technologies, Inc., Government Technology Services, Inc., Socrates, Inc. and Comtel Electronic Systems Gmbh. Several other major corporations have engaged in significant product testing dialogue with the Company and have acquired products for testing as a preliminary step toward developing more formal distribution arrangements.

         The Company adopted a number of additional sales techniques and has targeted certain other markets in order to enhance its primary sales strategy. These include: entering into royalty and licensing agreements for the Company's intellectual products (such as the Com21 contract); stressing the advantages offered by telephone usage on the Internet and private IP networks to the increasing number of major corporations that make routine use of these DDNs; marketing to the increasing numbers of small businesses and individuals that use the Internet by stressing the cost advantages and ease of use of the Company's products; marketing on the Internet itself, through the Company's web site, to more directly target the existing Internet users who the Company believes are more likely to recognize the advantages of the Company's products; marketing to PC users through print and television advertisements, with sales promotions such as trade shows and technology expositions, and other efforts to garner media coverage; and through the Company's three-person telephone sales organization.

         The market for the Company's software and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over DDNs. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. While the Company believes that its products offer significant advantages for telephony over DDNs, there can be no assurance that DDN telephony will become widespread, or that the Company's products for DDN telephony will become adopted for these purposes.

Government Regulation

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally including the need to obtain Federal Communications Commission approval of certain products that connect directly to the public telephone system, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet or to Internet telephony. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as regulation of prices charged for this kind of telephony, user privacy, and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet or of Internet telephony, which may in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

Patent, Trademark, Copyright and Proprietary Rights

         In March 1996, the Company acquired all right, title and interest in and to the 353 Patent. The Company believes that the 353 Patent is the first patent that specifically involves telephony through DDNs. The Company believes that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through DDNs. The Company can make no assurances, however, as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of the 353 Patent. The Company's current and anticipated product line is not wholly dependent on the validity or applicability of the 353 Patent, and not all of the Company's products are covered by the 353 Patent.

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The source code for the Company's proprietary software is protected both as a trade secret and as a patented work, which the Company believes is a competitive advantage. There can be no assurance, however, as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of its proprietary technology. The Company also uses certain technology that it purchases or licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. Of particular note is certain standards-based compression software that the Company currently licenses from elemedia, an affiliate of Lucent Technologies, Inc. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. Although the Company believes that it is not unduly reliant on any of these third parties or their products, and the Company is aware of alternate sources of supply, the loss of or inability to maintain any of these technology licenses may result in delays or reductions in product shipments until equivalent technology may be identified, licensed and integrated. Any such delays or reductions in product shipments may materially and adversely affect the Company's business, operating results and financial condition.

Competition

         The market for DDN products and services, including the telephony application, is new, intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future, from start-up companies to major technology and telecommunications companies. Almost all of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition may materially and adversely affect the Company's business, operating results or financial condition.

         The sets of competitors associated with the three classes of Telecom 2000 Products are:

         DDN Telephony Small Systems

         A number of companies in this field have developed low-speed, half-duplex audio/voice communications software programs which use the Internet as a voice network and deliver voice by means of PC-based software, mostly for home users. These products compete with the Telecom 2000 Desktop Retail Consumer systems. Some of these competing products use the telephone handset, while some rely on PC-based speakers and microphones. Many of these products deliver voice sound which is delayed or which contains echo and "jitter," producing overall low quality, but some of these products are sold at a price substantially lower than the Company's products. Generally designed for the home user market, these competitor products have gained market share compared to e-Net, and some of the competitors are large software corporations that specialize in home PC software, giving them a competitive marketing advantage to e-Net due to their greater distribution channel capacity and name recognition.

         Some of the competitive products in this market provide computer telephony Graphical User Interfaces ("GUIs") in accordance with the Microsoft Telephony Applications Programmer Interface ("TAPI") standard, as does e-Net, while some do not. The level of sophistication of the GUI varies among the competitors. Some competitors of the Company have developed, produced and marketed products strictly for Internet telephony, not for other DDNs, while other competitors do not offer IP telephony but reside only on ATM-type DDNs. e-Net believes that its products are well-positioned because they offer telephony on all DDNs, including Ethernet in local area networks, which is relatively uncommon among its competitors. Within this field of competitors, some companies have developed, produced and marketed end-user/client application products that extend or replace PBX devices with computer software technology, like e-Net, delivering PBX-like features such as call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like.

     Microsoft Corp., VocalTec Inc., NetSpeak Corp., Altigen Communications, Inc., Sphere Communications, Inc. and Quicknet Technologies, Inc. are some of the companies that compete with e-Net in the small systems market.

         DDN Telephony Medium Systems

         The companies that offer customer-premises-based gateway products delivering voice over DDNs that compete with Telecom 2000 Customer-Premises-based Gateway systems are, in some cases, larger and have more significant revenues than e-Net. The greater size and market share of such companies may offer them greater distribution channel capacity and name recognition. Most of these companies offer telephony software features residing in computer file servers, so that all common telephone features such as dial-tone and off-hook detection are centralized. This approach has allowed these competitors to complete product development earlier in the technology cycle than e-Net; however, the Company believes that its products are well positioned now to gain market share due to the performance and cost advantages of their distributed architecture.

         VocalTec Inc., NetSpeak Corp., Micom Communications Corporation (a wholly-owned subsidiary of Nortel Corporation), Vienna Systems, Inc., a Newbridge Networks, Inc. affiliate, Clarent Corporation and Inter-Tel Communications are some of the companies that compete with e-Net in the medium systems market.

         DDN Telephony Large Systems

         To the knowledge of the Company, no competitive product has the intended and announced features, performance or design of e-Net's Telecom 2000 Carrier-Class Gateway. However, the Company has reviewed a number of competitors' announcements that make general reference to intentions to launch or commence IP telephony products to enable voice for Internet service providers and data communications carriers. Data product companies with announced plans of this general nature that may compete with the Company in the future include Cisco Systems, Inc., Lucent Technologies, Inc., 3Com Corporation, Cabletron Systems, Inc., and Bay Networks, Inc.


Product Development

         The Company's current development efforts are focused on new products, product enhancements and implementing existing products within the three classes of Telecom 2000 Products: the Telecom 2000 Desktop and Retail Consumer systems, Telecom 2000 Customer-Premises-based Gateway, and the Telecom 2000 Carrier-Class Gateway system.

         DDN Telephony Small Systems

         For the Telecom 2000 Desktop product, one development priority is the improvement of DDN telephony network management software specific to the Telecom 2000 Desktop product. If very large numbers of Telecom 2000 Desktop product are installed on an private DDN intranet, the Company believes that customers will need network traffic engineering software to optimize the product's performance. The Company also is enhancing the conference-calling capability of this product to create a teleconferencing bridge that will extend the number of simultaneous conference calls on the system from the current three-call maximum to a 24 call maximum The Company believes that the development associated with the Telecom 2000 Desktop product network management software and teleconferencing bridge will be completed by September 1998.

         DDN Telephony Medium Systems

         A Company development priority for Telecom 2000 Customer-Premises-based Gateway products is the implementation of a greater level of "voice compression." Voice compression allows the products to transport more digital telephony on DDNs without increasing the bandwidth of the DDN. DDN bandwidth is valuable, and by compressing telephony, greater financial savings are gained by users. The Company currently uses a relatively modest compression scheme, known in the industry as "PCM," for its Telecom 2000 Customer-Premises-based Gateway products. The Company has also made SX7300 compression generally available, which is a significantly greater degree of compression, for Telecom 2000 Customer-Premises-based Gateway products since May 1998. The Company plans to have available for delivery to customers alternative compression schemes by the end of 1998.

         Greater voice compression, generally speaking, degrades voice quality for DDN telephony, so that DDN telephony users choose between the benefits of low bandwidth consumption and poor voice quality or the expense of higher bandwidth consumption with better voice quality. The Company's developments seek to reduce the lower voice quality of compression, and to allow customers to determine which bandwidth cost/voice quality tradeoff best suits their needs.

         DDN Telephony Large Systems

         The Company's highest priority is the Telecom 2000 Carrier-Class Gateway product, currently under development in conjunction with Summa Four. This product development also will address compression issues relevant to Telecom 2000 Customer-Premises-Based Gateway products. Management believes that standards compliance for compression is important for a product aimed at telecommunications carriers. e-Net and Summa Four have chosen the compression standard set under a scheme licensed from elemedia and known as G.723.1. Other issues for development of this Carrier-Class gateway are maintaining interoperability with DDN and IP telephony gateways made by other manufacturers and insuring the efficient physical size and the environmental tolerance of the product. The Company plans to complete development of the Telecom 2000 Carrier-Class Gateway product in September 1998.

         These product developments are currently on schedule, but there can be no assurance that product development will occur as expected or otherwise on a timely and cost-effective basis, or, if introduced, that these products will achieve market acceptance. If not, then the Company's business, financial condition and results of operations would be materially and adversely affected.

         At March 31, 1998, the Company capitalized approximately $805,200, net of amortization, in software product development costs. All other product development costs have been expensed as incurred. The Company believes that significant investments in research and development are required to remain competitive. As a consequence, the Company intends to increase the amount of its research and development expenditures in the future.

Year 2000 Matters

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 such systems may be unable to accurately process certain date-based information. The Company can potentially be affected by this issue through the internal computer applications on which it relies, as well as the software that it develops and sells. The Company is in process of reviewing all of its significant third party applications and obtaining documentation from the manufacturers that certify Year 2000 compliance. The Company also is in process of examining the architecture of its products, as well as documentation on the third party components that are integrated into the Company's software products; the Company believes although at this stage no assurance can be given, that its products already are Year 2000 compliant. The Company is also developing a test plan, for both internal applications and software that the Company develops, to validate the results of its initial review. Should the Company find any items that are not Year 2000 compliant in the course of its testing, the Company will endeavor to take the necessary actions to correct the matter. The Company expects that its testing procedures and any required Year 2000 compliance activities will be completed by December 31, 1998. The Company does not anticipate that Year 2000 compliance activities will have a material effect on the Company's business, product development, financial position or results of operations. However, there can be no assurance that the Company's systems and products are Year 2000 compliant until the successful completion of its testing procedures. Additionally, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

Forward-looking and Cautionary Statements

         Certain statements made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and its representatives may from time to time make other written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements of the Company to be materially different from those contemplated by forward-looking statements, including the following important factors.

         The markets the Company serves are subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing services and products obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advancements by competitors. The life cycles of the Company's services and products are difficult to estimate. Broad acceptance of the Company's products and services by customers is critical to the Company's future success, as is the Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards, particularly client/server and Internet communications and security protocols. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of services and products, or that new services and products and enhancements will meet the requirements of the marketplace and achieve market acceptance. Further, because the Company has only recently commenced sales of its Telecom 2000 Products, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. If the Company is unable to develop and introduce services and products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations would be materially and adversely affected.

         Businesses in the United States and abroad that are engaged in Internet technologies, products and services are substantial in number and highly competitive, particularly in the field of Internet and IP network telephony. Many of the companies with which the Company intends to compete are substantially larger and have substantially greater resources than the Company. It is also likely that other competitors will emerge in the future. The Company will compete with companies that have greater market recognition, greater resources and broader capabilities than the Company. As a consequence, there is no assurance that the Company will be able to successfully compete in the marketplace.

         The Company believes that its future success will depend in large part upon its continued ability to recruit and retain highly qualified technical personnel. Competition for highly qualified technical personnel is significant, particularly in the geographic area in which the Company's operations are located. No assurances can be made that the Company's relationship with its employees will remain favorable to the Company.

         In March 1996, the Company acquired all right, title and interest in and to the 353 Patent. The Company believes that the 353 Patent is the first patent that specifically involves telephony through DDNs. The Company also believes that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through DDNs. The Company can make no assurances, however, as to the extent of the advantages or protection, if any, that may be granted to the Company as a result of the 353 Patent.

         The Company currently has other patent and trademark applications pending; however, there can be no assurance that these applications will be granted, or, if granted, will result in substantial value to the Company. The Company may file additional patent, trademark and copyright applications relating to certain of the Company's products and technologies. If patents, trademarks or copyrights are granted, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks or copyrights or that the Company will be able to afford the expenses of any litigation which may be necessary to enforce its proprietary rights. Failure of the Company's patents, trademark and copyright applications may have a material adverse effect on the Company's business. Except as may be required by the filing of patent, trademark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to prevent the disclosure of the results of its development activities and protect its trade secrets under applicable law. Such steps are expected to include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

         The Company cautions that the preceding list of cautionary statements is not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by or on behalf of the Company.


Item 2. Description of Properties.

         The Company leases approximately 5,500 square feet for its principal executive offices, which are located at 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. The Company's Austin, Texas product development facilities are approximately 4,000 square feet and are located at 12710 Research Blvd., Austin, Texas 78759. The Company also leases approximately 1,500 square feet for storage and excess capacity located at 12325 Hymeadow Drive, Austin, Texas 78750. Base rental for the current premises is approximately $7,900, $6,600, and $1,200 per month, respectively. The leases require the Company to pay certain property taxes and certain operating expenses. The Company believes that its current and anticipated facilities are suitable and adequate for its operations.

Item 3. Legal Proceedings.

Neither the Company nor any of its property is a party to or is subject to any pending legal proceedings and, to the best of its information, knowledge and belief, no governmental authority is contemplating such a proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters.

    The Company's Common Stock has traded on the Nasdaq SmallCap Market since April 8, 1997, under the symbol "ETEL." On June 19, 1998, the closing price of the Common Stock was $15.125 per share. There are approximately 84 record holders of the Company's Common Stock. The following table sets forth the range of high and low bid prices for tile Common Stock, as quoted on Nasdaq, for the period from April 8, 1997, the date of the Company's initial public offering of securities, through March 31, 1998.


                   Period                                                           Common Stock
                                                                 High                                          Low

April 8 - June 30, 1997                                        $ 5.8125                                     $ 3.8130
July 1 - September 30, 1997                                    $ 5.3750                                     $ 3.7500
October 1 - December 31, 1997                                  $ 9.1250                                     $ 4.8750
January 1 - March 31, 1998                                     $ 7.5000                                     $ 5.0000

         In April 1998, the Company issued 750,000 shares of Common Stock in a private placement to various investors at a price of $7.50 per share, or an aggregate of $5,625,000. Pennsylvania Merchant Group served as the placement agent for this transaction, for a fee of six percent of the gross proceeds of the offering, or $337,500, plus a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $9.00 per share. The securities issued by the Company in these transactions were "restricted" securities within the meaning of that term as defined in Rule 144 and were issued pursuant to the exemption provided by Rule 506 of Regulation D under the Act for sales of securities by an issuer not involving any public offering. The purchasers in this transaction were "accredited" persons as that term is used in Regulation D under the Act. All of these restricted securities were appropriately marked with a restrictive legend and were issued for investment purposes only and not with a view to redistribution, absent registration. All of the purchasers were fully informed and advised concerning the Registrant, its business, financial and other matters. The Company was informed that each purchaser was able to bear the economic risk of its investment and was aware that the securities were not registered under the Act and cannot be re-offered or re-sold until they have been so registered or until there is an available exemption from the registration requirements of the Act. The Company's transfer agent and registrar was instructed to mark "stop transfer" on its ledgers to assure that these securities not be transferred absent registration or a determination that there is an available exemption from the registration requirements of the Act.

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

    The Company's Registration Statement on Form SB-2, Reg. No. 333-3860, for its Initial Public Offering (such offering, the "Initial Public Offering" and such registration statement, the "IPO Registration Statement") of 1,725,000 shares of common stock, par value $.01 per share ("Common Stock") and 1,725,000 Redeemable Common Stock Purchase Warrants ("Warrants"), which were exercisable for shares of Common Stock, was declared effective by the Securities and Exchange Commission on April 7, 1997. The Initial Public Offering, for which the managing underwriter was Barron Chase Securities, Inc., commenced on that date and terminated on April 9, 1998, after 1,500,000 shares of Common Stock were sold for an aggregate of $7,500,000 and all 1,725,000 registered Warrants were sold for an aggregate of $215,625. The IPO Registration Statement also registered Common Stock for the account of MVSI, Inc., a third party selling shareholder, which offering terminated on April 30, 1998, upon the expiration of the effectiveness of the IPO Registration Statement.

    In the IPO Registration Statement, 1,725,000 shares of Common Stock and 1,725,000 Warrants were registered for the Company's account and 250,000 shares of Common Stock were registered for MVSI's account, with an aggregate price registered of $8,625,000, $215,625 and $1,250,000, respectively; 1,500,000 shares of Common Stock and 1,725,000 Warrants were sold for the Company's account and, to the best of the Company's knowledge, -0- shares of Common Stock were sold for MVSI's account, with an aggregate offering price of $7,500,000, $215,625 and $-0-, respectively.

    From April 7, 1997 through March 31, 1998, the amount of expenses incurred in connection with the Initial Public Offering for the Company's account were $ 772,000 in underwriting discount and commissions, $339,000 in expenses paid to or for underwriters and $720,000 in other expenses, for a total of $1,831,000, all of which were payments to persons or entities other than directors, officers or their associates, persons owning 10% or more of any class of the Company's equity securities, or affiliates. The net proceeds of the Initial Public Offering to the Company after deducting the foregoing expenses were $5,885,000.

    From April 7, 1997 through March 31, 1998, $337,000 of such net proceeds was used for purchase and installation of machinery and equipment; $465,000 was used for capitalized software development costs; $3,642,000 was used for administrative expenses, operating costs and working capital; and $960,000 was used for temporary investments consisting of various United States Treasury securities, all of which were, except as described in Note F - Related Party Transactions in the Notes to the Financial Statements, for payments to persons or entities other than directors, officers or their associates, persons owning 10% or more of any class of the Company's equity securities, or affiliates.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS


YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

SALES

         Sales for the year ended March 31, 1998 were approximately $722,800, an increase of 32% from the approximately $549,000 recorded for fiscal year 1997. The revenue increase was due to the general availability of the Company's Telecom 2000 product line. Product sales for the Telecom 2000 product line resulted in approximately $347,500 of sales for the fiscal year ended March 31, 1998, compared to approximately $24,000 of product sales for the corresponding fiscal year 1997. Services sales for the year ended March 31, 1998, were primarily from one customer.

GROSS PROFIT

         Gross profits for the year ended March 31, 1998 were approximately $375,700 or 52% of sales, compared to the approximately $139,000 or 25% of sales for fiscal year 1997. The gross profit percentage increase was due to the increased emphasis on Telecom 2000 product sales, which have a higher gross profit contribution than software installation and support services sales.

OPERATING EXPENSES

         Selling, general & administrative expenses for the year ended March 31, 1998, were approximately $3,474,900, an increase of 197% over the approximately $1,171,200 recorded for fiscal year 1997. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the Telecom 2000 product line. The increased spending level in fiscal year 1998 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's Telecom 2000 product line.

         Research & development expenses for the year ended March 31, 1998, were approximately $804,800, a 240% increase over the approximately $236,800 recorded for fiscal year 1997. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

         Other income (expense) charges for the year ended March 31, 1998, were approximately $5,000, an increase from the approximately $(5,668,500) recorded for fiscal year 1997. In the year ended March 31, 1997, the Company's other income and expenses included several one-time charges associated with the issuance of bridge loans which were subsequently converted to equity of approximately $5,385,100, and the cost of an abandoned stock registration of approximately $284,600. The Company also had an increase in funds invested over the same period in 1997.

OTHER

         To date, inflation and seasonality have not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended March 31, 1998, the Company received net proceeds of approximately $5,885,100 from an initial public offering of the Company's Common Stock and Warrants. The Company also secured a $1,000,000 one year credit facility in the year ended March 31, 1998, which is secured by investments, receivables and fixed assets. The Company used approximately $(3,488,000) in cash flows from operating activities, excluding changes in assets and liabilities, during the year ended March 31, 1998, compared to approximately $(1,518,000) for fiscal year 1997. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(3,642,300) for the year ended March 31, 1998, compared to approximately $(1,187,000) for the corresponding fiscal year 1997.

         Cash used by investing activities totaled approximately $1,762,000 for the year ended March 31, 1998 as compared to approximately $646,000 for fiscal year 1997. The main component of that investing activity was the investment in short-term securities of approximately $960,200, as well as continued expenditures for capitalized software development and property and equipment of approximately $465,300 and $337,000, respectively. The majority of the expenditures related to continued development of the Telecom 2000 product line.

         Cash provided by financing activities totaled approximately $5,880,600 for the year ended March 31, 1998, compared to approximately $1,654,900 for the corresponding fiscal year 1997. The Company successfully completed an Initial Public Offering in April 1997, which yielded net proceeds of approximately $5,885,100. The Company also successfully completed a private placement of Common Stock in April 1998 of 750,000 shares with net proceeds of approximately $5,100,000. In May 1998, the Company announced that it met the requirements for redeeming its 1,725,000 outstanding Warrants on June 19, 1998, which were exercisable for Common Stock at $5.25 per Warrant for one share of Common Stock. Warrant exercises should yield net proceeds to the Company of approximately $8,900,000. The Company has access to a $1,000,000 credit line through May 1999, secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the year ended March 31, 1998. While there is no assurance of its renewal, the Company believes that this credit facility should remain available to the Company for working capital requirements.

         The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of the Initial Public Offering, the private placement, Warrant exercises, the line of credit facility, and from internally generated funds. The Company presently has a line of credit, investments, and cash and cash equivalents on hand and believes that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent the Company has experienced or experiences growth, the Company's operating and product development activities have used and may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal, or that the Company will be able to obtain financing from additional sources.

FUTURE OPERATING RESULTS

         The preceding paragraphs and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in Part I, Item 1 under "Forward Looking and Cautionary Statements," as well as the following statements.

         The Company has invested significant amounts in the research and development and the initial product roll-out marketing and selling for the Telecom 2000 product line. The emphasis, attention, and dedication of Company's limited resources for the Telecom 2000 product line have caused and, in management's view, will continue to cause negative operating earnings. However, the Company believes that the value and sales potential of the Telecom 2000 product line outweighs the risk of continued operating losses.

         The first products of the Telecom 2000 product line became generally available during the second quarter of fiscal 1998 and the Company believes that revenues will continue to grow as contracts are finalized and products are delivered over fiscal 1999. The protracted process of obtaining governmental regulatory approval of products (i.e. Federal Communications Commission product certification) and the hiring of senior telecommunications sales and technical staff in the current low-unemployment-rate economy have caused, and may continue to cause, an effect on the delivery of the Company's products to market. To date the Company has received all regulatory approvals which it has sought, and has been able to hire senior telecommunications sales and technical staff, although no assurance can be given to such results in the future.

         The Company does not expect revenue growth to occur ratably over the 1999 and 2000 fiscal years; instead, the Company expects that the major impact of the Telecom 2000 product introduction on revenues and earnings will occur during fiscal 1999. Revenue growth in fiscal 1999 will depend to a large extent on the timing of the Company's rollout for products in the Telecom 2000 product line.

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

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                          Page
Report of Independent Certified Public Accountants................................................................         18

Financial Statements..........................................................................................

   Balance Sheets as of March 31, 1998 and 1997...................................................................         19

   Statements of Operations for the years ended March 31, 1998 and 1997...........................................         20

   Statements of Cash Flows for the years ended March 31, 1998 and 1997...........................................         21

   Statements of Stockholders' Equity as of March 31, 1998 and 1997...............................................         22

   Notes to Financial Statements..................................................................................         23



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
e-Net, Inc.

         We have audited the accompanying balance sheets of e-Net, Inc. (a Delaware Corporation), as of March 31, 1998 and 1997, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e-Net, Inc., as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Grant Thornton

Vienna, Virginia
May 27, 1998
                                   e-NET, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                    March 31,

                                                                                    1998                        1997
                                                                         -------------------        --------------------
 Current Assets
    Cash and cash equivalents                                           $            855,743         $           379,441
    Short-term investments                                                           960,248                          -
    Accounts receivable                                                              334,602                     113,181
    Inventory                                                                        202,917                         -
    Prepaid expenses                                                                 176,264                      14,800
                                                                          ------------------          ------------------

Total Current Assets                                                               2,529,774                     507,422

Deposits                                                                              14,821                       7,530

Property, Plant and Equipment, Net                                                   372,403                     203,125

Software Development Costs                                                           805,188                     520,853

Deferred Initial Public Offering  Costs                                                   -                      964,706
                                                                          ------------------          ------------------

                                                                        $          3,722,186         $         2,203,636
                                                                          ------------------          ------------------
                                                                          ------------------          ------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
    Accounts payable--trade                                              $           314,010         $           105,301
    Accrued liabilities                                                              561,093                     330,580
    Capital lease obligation                                                             -                         4,480
                                                                          ------------------          ------------------

Total Current Liabilities                                                            875,103                     440,361

Accrued Initial Public Offering Costs                                                    -                       887,843
                                                                          ------------------          ------------------


Total Liabilities                                                                    875,103                   1,328,204

 Stockholders' Equity
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 5,750,000 and 4,250,000 shares outstanding
        at March 31, 1998 and 1997, respectively                                      57,500                      42,500
    Stock subscriptions and notes receivable                                             (46)                        (46)
    Additional paid-in capital                                                    14,163,090                   8,307,627
    Retained deficit                                                             (11,373,461)                 (7,474,649)
                                                                          ------------------          ------------------

Total Stockholders' Equity                                                         2,847,083                     875,432
                                                                          ------------------          ------------------

                                                                        $          3,722,186         $         2,203,636
                                                                          ------------------          ------------------
                                                                          ------------------          ------------------




        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF OPERATIONS
                               For the Years ended


                                                                             March 31, 1998           March 31, 1997
                                                                            --------------------      ------------------
Sales
    Products                                                                $            347,451     $            24,000
    Services                                                                             375,388                 525,037
                                                                              ------------------      ------------------
Total sales                                                                              722,839                 549,037

Cost of product sold and service provided
    Products                                                                             155,109                  12,822
    Services                                                                             191,995                 397,205
                                                                              ------------------      ------------------
Total cost of product sold and service provided                                          347,104                 410,027

Gross profit                                                                             375,735                 139,010

 Operating Expenses
    Selling, general and administrative                                                3,474,852               1,171,212
    Research and development                                                             804,830                 236,846
                                                                              ------------------      ------------------

(Loss) from Operations                                                                (3,903,947)             (1,269,048)

 Interest and Financing Charges
    Interest expense--bridge financing                                                        -               (5,385,135)
    Cost of abandoned stock registration                                                      -                 (284,575)
    Interest expense                                                                      (5,214)                (19,356)
    Other expenses                                                                      (195,403)                   (442)
    Interest income                                                                      205,752                  20,963
                                                                              ------------------      ------------------

Loss Before Income Taxes                                                              (3,898,812)             (6,937,593)

Income Tax Provision                                                                          -                        -
                                                                              ------------------        -----------------

Net Loss                                                                    $         (3,898,812)    $        (6,937,593)
                                                                              ------------------        -----------------
                                                                              ------------------        -----------------

Loss per Share                                                              $               (.68)    $             (1.72)
                                                                              ------------------        -----------------
                                                                              ------------------        -----------------

Weighted Average Shares Outstanding                                                    5,708,904               4,034,247












        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF CASH FLOWS
                               For the Years ended


                                                                                  March 31, 1998               March 31, 1997
                                                                                 --------------------       -------------------
 Increase (Decrease) in Cash and
    Cash Equivalents

 Cash Flows from Operating Activities
    Net loss                                                                $         (3,898,812)    $        (6,937,593)
    Adjustments to reconcile net loss to net cash from
      operating activities
        Interest expense--private placement                                                   -                5,385,135
        Depreciation and amortization                                                    346,387                  34,402
      Loss on retirement of property and equipment                                         1,779                     -
        Stock Based Compensation                                                          62,244                     -
        Changes in operating assets and liabilities
          (Increase) in accounts receivable                                             (221,421)                (59,504)
          (Increase) in inventory                                                       (202,917)                    -
          (Increase) in prepaid expenses and deposits                                   (168,755)                (22,330)
          Increase in accounts payable and accrued liabilities                           439,222                 432,849
          (Decrease) increase in deferred revenue                                            -                   (20,000)
                                                                              ------------------      -------------------

Net Cash (Used in) Provided by Operating Activities                                   (3,642,273)             (1,187,041)
                                                                              ------------------      ------------------

Cash Flows from Investing Activities
    Capital expenditures                                                                (336,528)               (125,502)
    Short term investments                                                              (960,248)                    -
    Capitalized software development costs                                              (465,251)               (520,853)
                                                                              ------------------      ------------------


Net Cash Used in Investing Activities                                                 (1,762,027)               (646,355)
                                                                              ------------------      ------------------

 Cash Flows from Financing Activities
    Proceeds from initial public offering                                              5,885,082                      -
    Payment of shareholder/officer loans                                                     -                   (12,050)
    Proceeds from issuance of bridge notes payable                                           -                   500,000
    Proceeds from issuance of debt instrument converted to equity                            -                 1,250,000
    Payments on capital leases                                                            (4,480)                 (6,210)
    Payment of public offering costs                                                         -                   (76,863)
                                                                              ------------------      ------------------

Net Cash Provided by Financing Activities                                              5,880,602               1,654,877
                                                                              ------------------      ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                     476,302                (178,519)

Cash and Cash Equivalents at Beginning of Period                                         379,441                 557,960
                                                                              ------------------      ------------------

Cash and Cash Equivalents at End of Period                                  $            855,743     $           379,441
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

 Supplemental Disclosures:
    Income Taxes Paid                                                       $                 -      $                -
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

    Interest Paid                                                           $                326     $             6,284
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

Noncash investing and financing activities


In the year ended March 31, 1997, the Company issued 250,000 shares of common stock upon conversion of a convertible debenture with a principal amount of $1,250,000, plus accrued interest of $25,081.






        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common Stock            Stock        Unamortized
                                     ------------        Subscriptions        Cost of     Additional                      Total
                                 No. of                    and Notes          Bridge         Paid-in      Retained   Stockholders'
                                Shares      Amount         Receivable       Financing        Capital       Deficit        Equity
                               --------    -------       -------------   ------------     -----------     --------  --------------

Balance, March 31, 1996        3,750,000       37,500          (125,100)     (2,885,135)    3,662,600      (537,056)       152,809

Bridge loan converted to
   capital                            -            -                 -          500,000            -             -         500,000
Issuance of
   common stock
   associated
   with the financing costs
   from the issuance
   of bridge units               500,000        5,000                -       (3,000,000)    3,495,000            -         500,000
Cancellation of note
   receivables in exchange
   for common stock             (250,000)      (2,500)          125,000              -       (122,500)           -              -
Amortization of the
   costs of bridge
   financing                          -            -                 -        5,385,135            -             -       5,385,135
Conversion of debt to equity     250,000        2,500                -               -      1,272,581            -       1,275,081
Reclassification
   adjustment                         -            -                 54              -            (54)           -              -
Net loss                              -            -                 -               -             -     (6,937,593)    (6,937,593)
                                --------    -----------   -------------    ------------     ---------     ----------- -----------

Balance, March 31, 1997        4,250,000   $   42,500   $           (46)  $          -    $ 8,307,627   $(7,474,649)  $    875,432
                             -----------    ---------    --------------    ------------    ----------    ----------    -----------


Issuance of
   common stock
   associated with  the
   Initial Public Offering     1,500,000       15,000                -              -       5,793,219            -       5,808,219

Stock based Compensation              -            -                 -              -          62,244            -          62,244

Net loss                              -            -                 -              -               -   (3,898,812)     (3,898,812)
                               ---------      ---------      ---------     -----------    -----------   -----------    ------------


Balance, March 31, 1998        5,750,000   $   57,500   $           (46)  $          -    $14,163,090   $(11,373,461)  $2,847,083
                             -----------    -----------     ------------   -----------    -----------   -----------    ------------
                             -----------    -----------     ------------   -----------    -----------   -----------    ------------









        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

         e-Net, Inc., was incorporated on January 9, 1995, and the Company commenced operations on June 8, 1995. e-Net, Inc., a Delaware corporation ("e-Net" or the "Company"), develops, produces, markets and supports open telecommunications software and related hardware that enable, enhance, and manage telephone communications over the Internet, private Internet Protocol ("IP") networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks" or "DDNs"). The Company's Telecom 2000-TM- products ("Telecom 2000 Products") provide a user-friendly method of high fidelity telephone communications through DDNs. Through the use of Telecom 2000 Products, organizations can reduce their telephone expenses by extending their telephone services to remote offices and mobile employees, in some cases bypassing long distance service charges, while using their existing internal DDNs. The Company has two office locations: corporate headquarters in Germantown, Maryland and research and development in Austin, Texas. The significant accounting policies used in the preparation of the accompanying financial statements are as follows:

Inventory

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

         For the year ended March 31, 1998, the Company derived 56% and 19% of its sales from two customers, respectively.

         For the year ended March 31, 1997, the Company derived 78% and 21% of its sales from two customers, respectively.


Accounts Receivable

         Accounts receivable are stated at the unpaid balances, less allowance on uncollectible accounts, if any. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. At March 31, 1998 and 1997, management established an allowance for uncollectible accounts in the amount of $3,200.

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

Property and Equipment

         Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, using a straight-line method over a three-year period.

Investments

         The Company's investments in debt securities, which typically mature in one year or less, are generally held to maturity and valued at amortized cost, which approximates fair value. The aggregate fair value at March 31, 1998 and 1997 was $ 960,248 and $ -0-, respectively for investments in United States Treasury debt securities. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at cash and cash equivalents when maturity is three months or less and as short-term investments when maturity is longer than three months and less than one year.

                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the fiscal year ended March 31, 1998. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share, if dilutive shares are outstanding. Basic earnings per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. Pursuant to the requirements of Staff Accounting Bulletin ("SAB") No. 98 of the Securities and Exchange Commission, issued in February 1998, common equivalent shares which have an anti-dilutive effect on net loss per share are no longer included in computing net loss per share for the periods presented. All prior-period loss per share data has been restated in accordance with SFAS No. 128 and SAB No. 98.

         Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share was calculated the same as basic loss per share since the Company has a net loss for all periods presented which would make the conversion of securities or other contracts to common stock anti-dilutive.

                                                                                                 Year Ended
                                                                                                       March 31
                                                                                                 1998          1997
                                                                                             ----------     -------

                             Net Loss                                                     $(3,898,812)   $(6,937,593)

                             Loss per common share - basic & diluted                      $      (.68)   $     (1.72)

                             Number of common shares - basic & diluted                      5,708,904      4,034,247

Software Development Costs

         In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain software development costs incurred after establishing technological feasibility. Costs incurred prior to such feasibility and certain hardware-related, development costs have been expensed as incurred as research and development costs. Software costs are amortized based upon the greater of amortization computed using the estimated useful life of the software or units sold as a function to expected units to be sold when the product is available for general release to customers. At March 31, 1998, the Company has capitalized $986,104 in software development costs and has recorded accumulated amortization of $180,916.

         Critical to the recoverability of the capitalized software costs is the generation of related sales sufficient to recover such costs. Should sufficient sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all cash held in checking and investment accounts with maturity dates of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of the instruments.

Accounting Pronouncements Issued and Related Disclosures

         In 1997 the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments. In 1997 the Financial Accounting Standards Board also issued statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components. The Company is required to adopt these two standards with its March 31, 1999 financial statements. The Company will be analyzing both standards during 1998 to determine what disclosures will be required.

                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B--SIGNIFICANT TRANSACTIONS

Private Placement Transaction

         In April 1998, the Company offered for sale to accredited investors 750,000 shares of the Company's restricted common stock, par value $.01 per share, at $7.50 per share. The share price was based upon the average of the last reported sales prices for the Common Stock for the five (5) business days immediately preceding the date upon which the Offering Price is determined, which was April 3, 1998. The transaction was completed in April 1998, and resulted in proceeds, net of transaction costs, to the Company of approximately $5,100,000.

Warrant Redemption

         In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants (warrants). The Company issued 1,725,000 warrants in its initial public offering, effective April 7, 1997. Under the terms governing these Warrants, the Company may, for $.05 per warrant, redeem the warrants that have not already been exercised and converted to a share of common stock at an exercise price of $5.25, if the Company's common stock closing bid price equals or exceeds $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption is scheduled for June 19, 1998 and the transaction, if all warrants are exercised and converted into common stock, is anticipated to result in proceeds, net of transaction costs, to the Company of approximately $8,900,000.

         Pro Forma data presented below reflects the condensed balance sheet at March 31, 1998, as if the private placement and warrant redemption transactions had closed on March 31, 1998:


                                                                                           Pro forma         Pro forma
                                                                          Historical       Adjustment      Balance Sheet
                                                                          ----------       ----------      -------------
          Assets
          Assets
             Cash and cash equivalents                                 $     1,815,991  $     14,000,000  $    15,815,991
             Other assets                                                    1,906,195                -         1,906,195
                                                                         -------------    --------------    -------------

          Total Assets                                                 $     3,722,186  $     14,000,000  $    17,722,186
                                                                         -------------    --------------    -------------
                                                                         -------------    --------------    -------------

          Liabilities and Stockholders' Equity

          Liabilities                                                  $       875,103  $             -   $       875,103
                                                                        --------------    --------------    -------------

          Total Liabilities                                                    875,103                -           875,103

          Stockholders' Equity
             Common stock                                                       57,500            24,750           82,250
             Additional paid-in capital, stock subscriptions
               and notes receivable                                         14,163,044        13,975,250       28,138,294
             Retained deficit                                              (11,373,461)               -       (11,373,461)
                                                                         -------------    --------------    -------------

          Total Stockholders' Equity                                         2,847,083        14,000,000       16,847,083
                                                                         -------------    --------------    -------------

          Total Liabilities and Stockholders' Equity                   $     3,722,186  $     14,000,000  $    17,722,186
                                                                         -------------    --------------    -------------
                                                                         -------------    --------------    -------------

         A pro forma statement of operations is not presented, as the historical statement of operations reflects the transactions for the entire period. Pro forma share information is presented below.

    Pro forma loss per share                                                                         $              (.48)
                                                                                                      -------------------
                                                                                                      -------------------

    Pro forma weighted average shares outstanding                                                              8,183,904
                                                                                                      -------------------
                                                                                                      -------------------

                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Property and Equipment

         Property and equipment consist of the following at March 31:

                                                                                    1998                         1997
                                                                        --------------------         ----------------

    Furniture and office equipment                                      $            568,719         $           258,590
    Leasehold improvements                                                            23,438                       2,602
                                                                          ------------------          ------------------
                                                                                     592,157                     261,192
    Less accumulated depreciation                                                   (219,754)                    (58,067)
                                                                          ------------------          ------------------

    Property and equipment--net                                          $            372,403         $          203,125
                                                                           -----------------          ------------------
                                                                           -----------------          ------------------

Accrued Liabilities

         Accrued liabilities consist of the following at March 31:

                                                                                    1998                         1997
                                                                        --------------------         ----------------

    Accrued salaries                                                    $            119,151         $            43,042
    Accrued vacation                                                                  91,961                      32,819
    Accrued profit-sharing plan                                                       80,000                      32,216
    Accrued bonuses                                                                  233,100                     202,250
    Accrued deferred rent                                                             24,582                      16,773
    Accrued taxes and payroll liabilities                                              1,139                       3,480
    Other accrued costs                                                               11,160                           -
                                                                          -------------------          -----------------

                                                                        $            561,093         $           330,580
                                                                          -------------------          -----------------
                                                                          -------------------          -----------------


                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE D--INCOME TAXES

         For the periods ended March 31, 1997 and 1998, no benefit from income taxes associated with net operating losses has been reflected due to uncertainty as to the realizability of tax benefits associated with net operating losses to date. Financing expense associated with the issuance of bridge units is non-deductible and is being treated as a capital transaction for income tax reporting purposes.

         The income tax provision consists of the following for the period ended March 31, 1998:

    Deferred
       Federal                                                                                       $         1,211,257
       State                                                                                                     227,395
    Valuation allowance                                                                                       (1,438,652)

                                                                                                      ------------------
    Net provision                                                                                    $                -
                                                                                                      ------------------
                                                                                                      ------------------

         The effective tax rate for the period ended March 31, 1998, was 0%. A reconciliation between the U.S. federal statutory rate and the effective tax rate follows:

    Tax (benefit) at U.S. federal statutory rates                                                    $        (1,325,596)
    Increase (decrease) resulting from:
       State tax (benefit)                                                                                      (154,393)
       Permanent differences                                                                                      41,337
       Valuation allowance                                                                                     1,438,652
                                                                                                      ------------------


    Income tax provision                                                                             $                -
                                                                                                      ------------------
                                                                                                      ------------------

         The Company's reporting period for tax purposes is the calendar year. Taxes on the net loss for the period January through March is reflected in the calculation of the deferred tax asset. A valuation allowance has been recognized in an amount equal to the deferred tax asset.

         The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset is as follows at March 31, 1998:

    Net loss for January 1 through March 31, 1998                                                    $           599,035
    Capitalized software                                                                                        (339,766)
    Other assets                                                                                                     467
    Accrued expenses                                                                                              47,819
    Accrued warranty and patent expenses                                                                           1,485
    Depreciation expense                                                                                          (7,193)
    Net operating loss                                                                                         1,692,895
    Valuation allowance                                                                                       (1,994,742)
                                                                                                      ------------------

    Deferred taxes payable                                                                           $                -
                                                                                                      ------------------
                                                                                                      ------------------

         The use of net operating losses of the Company in the future to offset taxable income may be limited in the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code.

                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitment

         The Company has three leases for office space that provide for aggregate monthly rent payments of approximately $15,000. At March 31, 1998, approximate future rental commitments are as follows:

       Year ending March 31,


               1999                                                                                $ 267,631
               2000                                                                                  265,045
               2001                                                                                  266,378
               Thereafter                                                                            227,006
                                                                                                    ---------


                                                                                                 $ 1,026,060
                                                                                                   ----------
                                                                                                   ----------

     Rent expense for the years ended March 31, 1998, and March 31, 1997, totaled $201,000 and $79,000 respectively.

Employment Agreement

         The Company has an employment agreement with an officer with minimum future annual salary commitments of the Company under the agreements as follows:

       Year ending March 31,                                                  Salary            Bonus             Total
       --------------------                                                   ------            -----             -----
               1999                                                    $       175,000  $         87,500  $       262,500
               2000                                                            175,000            87,500          262,500
               2001                                                            175,000            87,500          262,500
                                                                         -------------    --------------    -------------

                                                                       $       525,000  $        262,500  $       787,500
                                                                         -------------    --------------    -------------
                                                                         -------------    --------------    -------------

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

                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F--RELATED PARTY TRANSACTIONS

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

         The Company rents an aircraft for business purposes from an entity owned by the Company's president. For the years ended March 31, 1998 and 1997, the Company paid $63,000 and $28,000, respectively for the rental of the aircraft.

         The Company entered into a consulting agreement with the chairman of the board to provide services for a fixed monthly amount of $1,000. For the years ended March 31, 1998 and 1997, the Company paid $ 12,000 and $ -0-, respectively under the consulting agreement.

NOTE G--DEFINED CONTRIBUTION PLAN

         The Company established a Profit Sharing Plan and Trust (the Plan) in December 1995. Employees who were employed by the Company on the effective date of the Plan (January 14, 1995) were automatically eligible for participation. Employees hired after the effective date become eligible to participate if they are at least 21 years of age and have completed one year of service with the Company. Contributions are made at the discretion of management. Contributions to the Plan for the years ended March 31, 1998 and 1997, were approximately $80,000 and $32,000, respectively. In January 1997, the Plan was converted into a retirement plan qualified under section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan allows the Company to determine the matching amount on an annual basis. The initial matching amount was established at 50% of employee deferrals up to 5% of eligible wages.
Contributions to the 401(k) Plan for the year ended March 31, 1998, were approximately $14,000.

NOTE H--STOCK OPTION PLANS

         At March 31, 1998, the Company has two stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $62,244. The fair value for options issued in 1998 has been estimated at $2,400,000 as of the grant date using the Black Scholes model with the following weighted average assumptions: risk free interest rate of 5.31%; volatility factor of the expected market price of 92.4%; and a weighted average expected life of the option of 3 years. Because option valuation models require the input of highly subjective assumptions and because changes in the assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options. Had compensation cost for the two stock-based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net loss and loss per common share would have been reduced to the pro forma amounts shown below.


                                                                                                    Year Ended
                                                                                                     March 31
                                                                                                 1998          1997
                                                                                             ----------     -------

                             Net Loss
                                          As reported                                     $(3,898,812)   $(6,937,593)
                                          Pro forma                                        (4,978,812)    (6,937,593)

                             Loss per common share - basic & diluted
                                          As reported                                     $      (.68)   $     (1.72)
                                          Pro forma                                              (.87)         (1.72)



                                   e-NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H--STOCK OPTION PLANS (Continued)

Stock option plans:

         In April 1997, the Board of Directors approved the adoption of the e-Net, Inc. 1997 Non-Qualified Stock Option Plan, including the allocation of up to 500,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan to non-employees or directors in the twelve months ended March 31, 1998 were recorded as compensation expense of $62,244. Since the plan's inception, the Company has granted 272,000 options, of which 177,120 are exercisable at March 31, 1998. Generally, stock options are granted at fair market value as determined by a moving average of trading activity prior to the grant date.

         During 1998, the Company committed to issue 502,179 non-qualified stock options under terms and conditions substantially the same as the 1997 Plan described above, contingent on the adoption of a new plan. The committed non-qualified stock options intended for the 1998 stock option plan are included in the tables below as if the plan was adopted and the options had been granted as of March 31, 1998.

                                                                                              Stock Options
                                                                                                         Weighted
                                                                                                          Average
                                                                                          Outstanding   Exercise Price
                             Balance at March 31, 1997                                             -                 -
                                          Granted                                             770,953            $4.49
                                          Exercised                                                -                 -
                                          Canceled                                             (3,000)            4.14
                                                                                          ------------            ----
                             Balance at March 31, 1998                                        767,953            $4.49

                                                                                               Number of Options
                                                                                                    Year Ended
                                                                                                           March 31
                                                                                                 1998          1997
                                                                                             ----------     -------


                             Exercisable, end of year                                           177,120        -

                             Weighted-average fair value per option of
                                 Options granted during the year                               $   3.14        -




                                             Options Outstanding                        Options Exercisable
                                                      Weighted
                                                       Average           Weighted                   Weighted
                                                       Remaining         Average                     Average
Range of                                    Number     Contractual      Exercise     Number         Exercise
Exercise Prices                           Outstanding      Life           Price      Exercisable      Price
---------------                          ------------  ------------      ------      ------------  ---------
$ 3.82 to $ 4.58                              622,076           7.5        $4.14         150,410       $4.14
$ 4.59 to $ 5.34                               10,877           7.7         4.88          10,877        4.88
$ 5.35 to $ 6.11                               77,000           7.8         5.64           2,000        5.75
$ 6.12 to $ 6.87                               38,000           7.9         6.40             500        6.64
$ 6.88 to $ 7.63                               20,000           7.6         7.37          13,333        7.24

      Totals                                  767,953           7.5        $4.49         177,120       $4.44

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act.

     Incorporated by reference from the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders, to be filed not later than July 29, 1998.

Item 10.  Executive Compensation.

     Incorporated by reference from the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders, to be filed not later than July 29, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders, to be filed not later than July 29, 1998.

Item 12.  Certain Relationships and Related Transactions.

         In January 1995, in connection with the founding of the Company, the Company issued 300 shares of its Common Stock to Alonzo E. Short, Jr., 4,332 shares to Robert A. Veschi, 400 shares to Christina L. Swisher, 167 shares to William L. Hooten, 167 shares to Donald J. Shoff, 1,583 shares to Arthur Henley and 1,500 shares to Thomas T. Prousalis, Jr. Each such founding shareholder was assessed $0.01 per share for his or her Common Stock, which amount was equivalent to its par value at the time. Taking into account a 600:1 stock split effective as of March 1996 (the "Forward Split") and a 2:1 reverse stock split effective as of March 1997 (the "Reverse Split"), each such shareholder acquired at that time the equivalent of 90,000, 1,300,000, 120,000, 50,000, 50,000,
475,000 and 450,000 shares of today's Common Stock.

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

         The Company rents an aircraft for business purposes from an entity owned by Robert A. Veschi, the Company's President and Chief Executive Officer. For the years ended March 31, 1998 and 1997, the Company paid $62,936 and $27,796, respectively for the rental of the aircraft.

         On April 16, 1997, the Company entered into a consulting agreement with Alonzo E. Short, Jr., Lt. Gen., USA (ret.), the Chairman of the Board, to provide services for a fixed monthly amount of $1,000. The amounts paid to the stockholder under that agreement totaled $12,000 for the fiscal year ending March 31, 1998.

Item 13.  Exhibits, List and Reports on Form 8-K.

      A. Exhibits.


       3.0 Certificate of Incorporation, filed January 9, 1995.*
       3.1 Certificate of Correction to Certificate of Incorporation, filed April 14, 1998**
       3.2 Certificate of Amendment to Certification of Incorporation, filed April 14, 1998**
       3.3 By-laws, as amended.*
       4.0 Specimen Copy of Common Stock Certificate.*
       4.1 Form of Warrant Certificate.*
       4.2 Form of Representative's Warrant Agreement.*
       4.3 Form of Warrant Agreement.*
      10.0 Employment Agreement, Robert A. Veschi, dated April 1, 1996 (management contract or compensatory plan or arrangement).*
      10.1 United States Patent, Notice of Allowance, dated January 23, 1996.*
      10.2 Assignment of Patent Rights, dated March 22, 1996.*
      10.3 Sprint Agreement, dated March 1, 1996.*
      10.4 Financial Advisory Agreement with Barron Chase Securities, Inc., dated April 10, 1997.*
      10.5 Merger and Acquisition Agreement with Barron Chase Securities, Inc. dated April 10, 1997.*
      10.6 Mutual Cooperation Agreement with MVSI, Inc., dated January 14,1997.*
      10.7 Lockheed Martin Agreement, dated January 3, 1997.*
      10.8 Product Sales Agreement with Diamond Telecom, dated March 6, 1998.**
      10.9 Software Development Agreement with Com21, dated January 22, 1998.**
     10.10 Distributor Agreement with Comtel Electronic System GMBH, dated April 9, 1998.**
     10.11 Joint Market Agreement with Paradyne Corporation, dated May 29, 1997.
           **
     10.12 Form of Product Sales Agreement with PC Importers, Inc. d/b/a
           Unicent Technologies.**
     10.13 1997 Nonqualified Stock Option Plan (management contract or compensatory plan or arrangement).**
     10.14 Government Reseller Agreement with Government Technology Services, Inc., dated August 27, 1997.**
     10.15 Memorandum of Understanding with Summa Four, Inc., dated April 17, 1998.**
     10.16 Net2Phone Bundling Agreement with IDT Corporation, dated April 23, 1998.**
      11.0 Computation of Per Share Loss.
      21.0 Subsidiaries.


------------------
* Incorporated by reference from the Company's Registration Statement on Form SB-2, Registration No. 333-3860, as amended and declared effective on April 7, 1997 (the "IPO Registration Statement").

** Incorporated by reference from Post-Effective Amendment No. 1 to the IPO Registration Statement, as declared effective on May 8, 1998.




B. Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter ending March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   e-NET, INC.
June 29, 1997

                                                 By: /s/ DONALD J. SHOFF
                                                     --------------------------
                                                         Donald J. Shoff
                                                         Vice President
                                                         Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Name                                        Title                     Date
 /s/ ALONZO E. SHORT, JR., LT. GEN., USA (RET.)               Chairman of the Board          June 29, 1997
-----------------------------------------------
        Alonzo E. Short, Jr., Lt. Gen., USA (ret.)

           /s/ ROBERT A. VESCHI                                  President, Chief            June 29, 1997
-----------------------------------------------                  Executive Officer,
               Robert A. Veschi                                      Director


          /s/ CHRISTINA J. SWISHER                                 Vice President,           June 29, 1997
-----------------------------------------------                      Secretary
              Christina J. Swisher

          /s/ DONALD J. SHOFF                                      Vice President,           June 29, 1997
------------------------------------------------              Chief Financial Officer
              Donald J. Shoff                              (Principal Accounting Officer)


          /s/ WILLIAM L. HOOTON                                      Director                June 29, 1997
-----------------------------------------------
              William L. Hooton

          /s/ CLIVE WHITTENBURY, PH.D.                               Director                June 29, 1997
-----------------------------------------------
              Clive Whittenbury, Ph.D.

         /s/ WILLIAM W. ROGERS, JR.                                  Director                June 29, 1997
-----------------------------------------------
             William W. Robers, Jr.


                                  EXHIBIT INDEX

      Page Document

        37 11.0  Computation of Per Share Loss.
        38 21.0  Subsidiaries.