Form 10KSB/A
period 1998-03-31
E NET INC
filed 1998-08-04
CIK 1012481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:                         Commission file number:
          March 31, 1998                                      000-20865
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

         Securities registered under Section 12(b) of the Exchange Act:
   Title of Each Class                               Name of Each Exchange
   -------------------                                on Which Registered
     Not Applicable                                   -------------------
                                                       Not Applicable

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                 Title of Class
                          Common Stock, $.01 Par Value
                                    Warrants

                                   -----------
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the issuer's revenues for its most recent fiscal year: $722,800.


         The aggregate market value of the issuer's voting stock held by non-affiliates was approximately $110,600,000, based upon the closing price of the common stock on July 29, 1998, as quoted by the Nasdaq SmallCap Market.


         State the number of shares outstanding of the issuer's common equity as of the latest practicable date: on July 29, 1998, the number of issued and outstanding shares of common stock was 8,220,924.

         Transitional Small Business Disclosure Format: Yes  /  /      No  /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The officers and directors of e-Net, Inc. (the "Company") as of the date hereof are as follows:

               Name                               Age          Title
               ----                               ---          -----
               Alonzo E. Short                    58           Chairman of the Board

               Robert A. Veschi                   35           President, Chief Executive Officer, Director

               Donald J. Shoff                    43           Vice  President,  Finance  and Chief  Financial
                                                               Officer

               Christina L. Swisher               33           Vice President, Operations and Secretary

               William W. Rogers, Jr.             56           Director

               Clive Whittenbury, Ph.D.           64           Director

               William L. Hooton                  46           Director


         Each of the directors of the Company holds office until his or her successor is elected and qualified. There are no family relationships among any officers or directors of the Company and none of the Company's officers and directors had been involved in any material legal proceedings during the past five years. Mr. Veschi served as a promoter of the Company and the consideration received for such services has been limited to the compensation disclosed under
Item 10. The officers of the Company devoted full time to the business of the Company.

         The principal occupation and business experience for each officer and director of the Company for at least the last five years are as follows:

         ALONZO E. SHORT, JR., Lt. Gen., USA (ret.), 58, has been chairman of the board of the Company since January 1996. General Short has more than 30 years experience in executive management, operations and the engineering, design and development of large-scale telecommunications and data systems. General Short retired from the service in 1994 following a career that included serving as deputy commanding general (1988-1990) and commanding general (1990-1991) of the U.S. Army Information Systems Command, a major information technology organization, which was responsible for all telecommunications during the Desert Shield/Desert Storm operation, among other responsibilities. From 1991 to 1994, General Short was director of the Defense Information Systems Agency, a major information technology organization which is responsible for telecommunications and related services to the President of the United States, Secret Service, Joint Chiefs of Staff, Secretary of Defense, among other high level federal entities. From 1994-1997, General Short was president and chief executive officer of MICAH Systems, Inc., a Washington, D.C. metropolitan area based information, technologies management and consulting firm. In September 1997, General Short joined Lockheed Martin, an aerospace, defense, and information technology company, as a Vice-President. Since January 1996, General Short has been instrumental in the organization and development of the business of the Company.

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

         DONALD J. SHOFF, CPA, 43, has been vice president of finance and chief financial officer since November 1997. Prior to that, Mr. Shoff was director of finance and assisted the Company as a consultant prior to employment. Mr. Shoff has 21 years of significant experience in both public accounting firms and with high technology companies, both public and private. From 1977 to 1981, Mr. Shoff was a staff accountant and senior accountant on the staff of local Washington, D.C. public accounting firms. From 1982 to 1986, Mr. Shoff was the corporate cost accounting manager and a group controller for Science Applications International Corporation, a high technology products and professional services public corporation, where he was responsible for the corporate cost accounting functions and controllership of a high technology services operation group. From 1987 to 1992 and from 1993 to 1996, Mr. Shoff consulted independently and as a Senior Manager of Grant Thornton LLP, a major accounting and management consulting firm, with public and privately held high technology companies doing business with the Federal government. From 1992 to 1993 Mr. Shoff was vice president of finance and administration for Comsis Corporation, a Washington, D.C. based privately held engineering and technology company doing business with the Federal and various state governments. Mr. Shoff holds a B.B.A. degree from the Pennsylvania State University and is a certified public accountant.

         CHRISTINA L. SWISHER, 33, has been vice president of operations since December 1996 and secretary of the Company since February 1997. Ms. Swisher has significant experience in the computer networking management, systems and operations. From 1991 to 1993, Ms. Swisher was a technical and graphics specialist with the Air Force Association, a Washington, DC area based national services organization, where she was responsible for technical and statistical analyses. From 1993 to 1995, Ms. Swisher was the manager for computer networks for computer network systems and operations for I-Net, Inc., a Washington, DC metropolitan area based information, data and network systems firm. Since 1995, Ms. Swisher has been director of technical services with the Company, becoming vice president of operations in December 1996. Since June 1995, Ms. Swisher has been instrumental in the organization and development of the business of the company.

         WILLIAM W. ROGERS, JR., 56, has been a director of the Company since January 1997. Mr. Rogers has substantial senior management, operations and technical and engineering services experience. From 1972 to 1987, Mr. Rogers was a general manager engaged in operations, technical and engineering services for Boeing Computer Services, Inc. From 1987 to 1989, Mr. Rogers was president and chief executive officer of International Telemanagement , Inc., a McLean, Virginia based telecommunications and systems engineering and services company. From 1989 to 1991, Mr. Rogers was a vice president of Fluor-Daniel, where he was responsible for telecommunications and systems integration services. Since 1991, Mr. Rogers has been a vice president with Computer Sciences Corporation, a McLean, Virginia based technology products, systems and services company, where he is responsible for systems integration and related technical services. Since January 1997, Mr. Rogers has been instrumental in the organization and development of the Company. Mr. Rogers holds a B.A. degree from West Virginia University.

         WILLIAM L. HOOTON, 46, has been a director of the Company since January 1996. Mr. Hooton has substantial experience in the management, design, operation, marketing and sales of image conversion systems, electronic imaging system integration, data automation and high performance data storage subsystems. From 1990 to 1993, Mr. Hooton was vice president of operations and technical and business development of the Electronic Information Systems Group of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. Since 1993, Mr. Hooton has been president and chief executive officer of Q Corp., a Washington, D.C. metropolitan area high technology consulting firm specializing in digital imaging systems and other complex imagery in media. Since January 1996, Mr. Hooton has been a director of the Company and has been instrumental in the organization and development of the Company. Mr. Hooton holds a B.B.A. degree from the University of Texas.

         CLIVE G. WHITTENBURY, PH.D., 64, has been a director of the Company since June 1996. Dr. Whittenbury has substantial senior management, operations and technical advisory experience. From 1972 to 1979, Dr. Whittenbury was a senior vice president and, from 1976 to 1986, a director of Science Applications International Corporation ("SAIC"), a La Jolla, California based major international systems engineering firm with current annual revenues of approximately $2 billion. Since 1979, Dr. Whittenbury has been executive vice president and a director of the Erickson Group, Inc., a major international diversified products firm. Since 1994, Dr. Whittenbury has been a director of MVSI, Inc., a publicly held (NASDAQ: "MVSI") McLean, Virginia based laser vision robotics company. Dr. Whittenbury is a member of the International Advisory Board for the British

Columbia Advanced Systems Institute, which manages commercialization programs in technology at the three major Vancouver/Victoria universities, a member of the Advisory Board of Compass Technology Partners, an investment fund, and is chairman of the Advisory Board (Laser Directorate) for the Lawrence Livermore National Laboratory. Dr. Whittenbury has also served as a technical advisor to three U.S. Congressional Committees, the Grace Commission and numerous major U.S. and foreign companies. Since June 1996, Dr. Whittenbury has been instrumental in the organization and development of the Company. Dr. Whittenbury holds a B.S. degree (physics) from Manchester University (England) and a Ph.D. degree (aeronautical engineering) from the University of Illinois.


         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports and changes in ownership of such securities with the Commission and the Company. During the Company's fiscal year ended March 31, 1998, in which the Company's officers and directors became subject to the requirements of Section 16(a), no such Section 16(a) reports were furnished to the Company by any Reporting Persons.

Item 10. Executive Compensation.

         SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for the fiscal years ended March 31, 1996, 1997 and 1998 with regard to the Named Officers::

                           Summary Compensation Table



                                                                                                        Other
                                                                                                       Annual
Name of Individual         Position with Company              Year     Salary           Bonus       Compensation(1)
------------------         ---------------------              ----     ------           -----       ---------------
Robert A. Veschi           President, Chief Executive         1998     175,000          87,500           ---
                             Officer, Director                1997     175,000          87,500           ---
                                                              1996         ---          25,000           ---

Christina L. Swisher       Vice President, Operations         1998      88,333          21,000           ---
                             and Secretary                    1997      57,917           5,607           ---
                                                              1996       6,250           4,167           ---


-----------------------------

(1) The officers of the Company may receive remuneration as part of an overall group insurance plan providing health, life and disability insurance benefits for employees of the Company. The amount allocable to each Named Officer cannot be specifically ascertained, but, in any event, did not in any reported fiscal year exceed the lesser of $50,000 and such Named Officer's combined salary and bonus. The Company has purchased key-man term life insurance on Mr. Veschi in the amount of $2 million, which designates the Company as the owner and beneficiary of the policy. The Company has agreed to grant to Ms. Swisher options to purchase 60,000 shares of Common Stock, in consideration of services during fiscal year 1998. However, such options have not yet been granted by the Company and the terms thereof have not yet been set.

         DIRECTOR COMPENSATION

         The directors of the Company, with the exception of Mr. Veschi, are entitled to annual remuneration of $24,000 pursuant to oral agreements between such directors and the Company. In addition, General Short receives $1,000 per month under a consulting services agreement for his additional specific business services on behalf of the Company.

         Each outside director of the Company is entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times as duly called. The Company presently has four outside directors.

         EMPLOYMENT AGREEMENT

         The Company has entered into an employment agreement (the "Agreement") with Robert A. Veschi, the president and chief executive officer of the Company, dated as of April 1, 1996. The Agreement will expire on March 31, 2001. The current annual salary under the Agreement is $175,000, which salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Board of Directors of the Company. Mr. Veschi is entitled to an annual bonus equal to 50 percent of the salary provided under this Agreement, which bonus is not subject to any performance criteria.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

             The following table sets forth certain information regarding the Company's Common Stock owned as of July __, 1998 by (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. Unless otherwise indicated and subject to applicable community property and similar statutes, insofar as is known by the Company, all persons listed below have sole voting and investment power over all shares of Common Stock beneficially owned. Share ownership has been computed in accordance with the Securities and Exchange Commission rules and does not necessarily indicate beneficial ownership for any other purpose.

                                                                              Number
Name and Address                         Position with Company               of Shares       Percentage of Shares
----------------                         ---------------------               ---------       --------------------

Alonzo E. Short, Jr., Lt. Gen.,          Chairman of the Board                  90,000               1.08
  USA (ret.) (1)
Robert A. Veschi (2)                     President, Chief Executive          1,375,000              16.49
                                           Officer, Director
Christina Swisher (2)                    Vice President, Secretary             120,000               1.44
Donald J. Shoff (2)                      Vice President, Chief                  50,000                .60
                                           Financial Officer
William L. Hooton (3)                    Director                               50,000                .60
Clive W. Whittenbury, Ph.D. (4)          Director                               50,000                .60
William W. Rogers, Jr. (5)               Director                                5,000                .06
Edward Ratkovich, Maj. Gen.              Stockholder                           500,000               6.00
  USA (ret.) (6)
Arthur Henley (7)                        Stockholder                           537,500               6.45
Thomas T. Prousalis (8)                  Stockholder                           450,000               5.40

All Officers and Directors as a                                              1,740,000              20.87
  Group (7 persons) (9)


-----------------------------

(1) c/o Lockheed Martin, 5203 Leesburg Pike, Suite 1501, Falls Church, Virginia 22041.

(2) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874.c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874.

(3)  13333 Glen Taylor Lane, Herndon, Virginia 22071.


(4) 511 Trinity Avenue, Yuba City, California 95991. Does not include 250,000 shares that are, to the Company's knowledge, beneficially owned by MVSI, Inc. Dr. Whittenbury is, to the Company's knowledge, a director of MVSI, Inc.


(5)  c/o CACI, 14200 Park Meadow Drive, Suite 200, Chantilly, Virginia 20151.


(6) 1030 Delf Drive, McLean, Virginia 22101. Does not include 250,000 shares that are, to the Company's knowledge, beneficially owned by MVSI, Inc. Gen. Ratkovich is, to the Company's knowledge, a significant shareholder, chairman and chief executive officer of MVSI, Inc.

(7) 10705 Bay Laurel Trail, Austin, Texas 78750. Includes vested options to purchase 50,000 shares of Common Stock. Also includes 487,500 shares owned by The Arthur Henley Family Trust.

(8) 1919 Pennsylvania Avenue, N.W., Suite 800, Washington, D.C. 20006. Does not include 250,000 shares that are, to the Company's knowledge, beneficially owned by MVSI, Inc. Mr. Prousalis is, to the Company's knowledge, a significant shareholder of MVSI, Inc.


(9)  Includes vested options to purchase 50,000 shares of Common Stock.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              e-NET, INC.
July 29, 1997

                                              By:  /s/ DONALD J. SHOFF
                                                ------------------------
                                                   Donald J. Shoff
                                                    Vice President,
                                                    Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      Name                               Title                     Date
                      ----                               -----                     ----
                                                     Chairman of the Board      July 29, 1997
 -----------------------------------------------
      Alonzo E. Short, Jr., Lt. Gen., USA (ret.)

          /s/ ROBERT A. VESCHI                       President, Chief           July 29, 1997
 -----------------------------------------------
               Robert A. Veschi                       Executive Officer,
                                                      Director

         /s/ DONALD J. SHOFF                         Vice President,            July 29, 1997
 -----------------------------------------------
              Donald J. Shoff                         Chief Financial Officer
                                                      (Principal Accounting Officer)

                                                     Director                   July 29, 1997
 -----------------------------------------------
          William L. Hooton

   /s/ CLIVE WHITTENBURY, PH.D.                      Director                   July 29, 1997
 -----------------------------------------------
        Clive Whittenbury, Ph.D.

      /s/ WILLIAM W. ROGERS, JR.                     Director                   July 29, 1997
 -----------------------------------------------
           William W. Rogers, Jr.