Form 10QSB
period 1998-06-30
E NET INC
filed 1998-08-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

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

                The number of shares of the Regristrant's common
                  stock, $.01 par value per share, outstanding
                       as of August 4, 1998 was 8,220,924.

           Transitional small business disclosure format (check one):
                                  Yes   No X
                                     ---  ---

          The exhibit index appears in sequentially numbered page: N/A

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                             Page

Item 1. Financial Statements (Unaudited)

        Accountants' Review Report . . . . . . .. . . . . . . . . .  . . . . . . . . . . . . .  3

        Balance Sheets as of June 30 and March 31, 1998 . . . . . . . . . . . . . . . . . .. .  4

        Statements of Operations for the three months ended June 30, 1998 and 1997. . . . .. .  5

        Statements of Cash Flows for the three months ended June 30, 1998 and 1997. . . . ..    6

        Statements of Stockholders' Equity as of June 30, 1998. . . . . . . . . . . . . . .. .  7

        Notes to  Financial Statements . . . . . . . . . . .  . . . . . . . . . . . . . . . . .  8

Item 2. Management's Discussion and Analysis or Plan of Operations   . . . . . . . . . . .  .. . 9


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities        . . . . . . . . . . . . . . . . . . . . . . . . . . .  ..    13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  ..    13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


Board of Directors
e-Net, Inc.


We have reviewed the accompanying balance sheet of e-Net, Inc. (a Delaware Corporation) as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated May 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                              Grant Thornton LLP

Vienna, Virginia
August 7, 1998
                                   e-NET, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                                             June 30, 1998               March 31, 1998
                                                                             -------------               --------------
                                                                              (Unaudited)                   (Audited)
 Current Assets
    Cash and cash equivalents                                               $      9,726,123              $      855,743
    Short-term investments, at market                                              3,878,085                     960,248
    Accounts receivable                                                              649,965                     334,602
    Inventory                                                                        277,209                     202,917
    Prepaid expenses                                                                 192,518                     176,264
                                                                            ----------------              --------------

Total Current Assets                                                              14,723,900                   2,529,774

Deposits and Other Assets                                                             14,821                      14,821

Property, and Equipment, Net                                                         468,111                     372,403

Software Development Costs, Net                                                      780,698                     805,188
                                                                            ----------------              --------------

                                                                            $     15,987,530              $    3,722,186
                                                                            ----------------              --------------
                                                                            ----------------              --------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
    Accounts payable--trade                                                          417,496                     314,010
    Accrued liabilities                                                              475,799                     561,093
                                                                            ----------------              --------------

Total Current Liabilities                                                            893,295                     875,103

Long Term Debt                                                                             -                           -
                                                                            ----------------              --------------
Total Liabilities                                                                    893,295                     875,103

 Stockholders' Equity
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 8,220,924 and 5,750,000 shares outstanding
        at June 30 and March 31, 1998, respectively                                   82,209                      57,500
    Stock subscriptions and notes receivable                                             (23)                        (46)
    Additional paid-in capital                                                    28,264,688                  14,163,090
    Retained deficit                                                             (13,252,639)                (11,373,461)
                                                                            ----------------              --------------


Total Stockholders' Equity                                                        15,094,235                   2,847,083
                                                                            ----------------              --------------

                                                                            $     15,987,530              $    3,722,186
                                                                            ----------------              --------------
                                                                            ----------------              --------------


The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           Three Months Ended June 30,


                                                      1998           1997
                                                  -----------    -----------
Sales
    Products                                      $   303,895    $     1,170
    Services                                          129,375         86,834
                                                  -----------    -----------
Total sales                                           433,270         88,004

Cost of Product Sold and Service Provided
    Products                                          190,323            630
    Services                                           43,248         37,943
                                                  -----------    -----------
Total cost of product sold and service provided       233,571         38,573

Gross Profit                                          199,699         49,431

 Operating Expenses
    Selling, general and administrative             1,532,884        638,549
    Research and development                          554,737         22,992
                                                  -----------    -----------

Loss from Operations                               (1,887,922)      (612,110)

 Interest and Financing Charges
    Interest and financing expense                       --          (10,103)
    Other expenses                                    (68,789)       (32,213)
    Interest income                                    77,533         67,109
                                                  -----------    -----------
Loss Before Income Taxes                           (1,879,178)      (587,317)

Income Tax Provision                                     --             --
                                                  -----------    -----------

Net Loss                                          $(1,879,178)   $  (587,317)
                                                  -----------    -----------
                                                  -----------    -----------

Loss per Share                                    $      (.28)   $      (.11)
                                                  -----------    -----------
                                                  -----------    -----------

Weighted Average Shares Outstanding                 6,795,362      5,585,165


The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           Three Months Ended June 30,


                                                                                       1998                     1997
                                                                                    ----------                ---------

 Increase (Decrease) in Cash and
    Cash Equivalents

 Cash Flows from Operating Activities
    Net loss                                                                $         (1,879,178)    $          (587,317)
    Adjustments to reconcile net loss to net cash from
      operating activities
        Depreciation and amortization                                                    109,556                  10,000
   Stock-based compensation                                                               13,388                     -
        Changes in operating assets and liabilities
          (Increase) in accounts receivable                                             (315,362)                (24,735)
          (Increase) in inventory                                                        (74,292)                (71,317)
          (Increase) in prepaid expenses, deposits and other assets                      (16,255)               (166,510)
          Increase (Decrease) in accounts payable
              and accrued liabilities                                                     18,192                 (73,823)
                                                                              ------------------      ------------------

Net Cash Used in Operating Activities                                                 (2,143,951)               (913,702)
                                                                              ------------------      -------------------

Cash Flows from Investing Activities
    Capital expenditures                                                                (150,774)                (64,161)
    Capitalized software development costs                                               (30,000)               (130,745)
    Investment in short term securities                                               (2,917,837)             (2,802,973)
                                                                              -------------------     -------------------

Net Cash Used in Investing Activities                                                 (3,098,611)             (2,997,879)
                                                                              ------------------      -------------------

 Cash Flows from Financing Activities
    Netproceeds from private placement of common stock and exercise of common stock warrants in 1998 and initial public offering
       of common stock in 1997                                                        14,088,210               5,870,082
    Issuance of common stock                                                              24,709                  15,000
Payments of common stock subscriptions receivable                                             23                       -
    Payments on capital leases                                                               -                    (2,286)
                                                                              ------------------      ------------------

Net Cash Provided by Financing Activities                                             14,112,942               5,882,796
                                                                              ------------------      ------------------

Net Increase in Cash and Cash Equivalents                                              8,870,380               1,971,215

Cash and Cash Equivalents at Beginning of Period                                         855,743                 379,441
                                                                              ------------------      ------------------

Cash and Cash Equivalents at End of Period                                  $          9,726,123     $         2,350,656
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

 Supplemental Disclosures:
    Income Taxes Paid                                                       $                 -      $                -
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------

    Interest Paid                                                           $                -       $               103
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------



The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                       Common Stock          Stock
                                 -----------------------  Subscriptions  Additional                      Total
                                     No. of                and Notes      Paid-in         Retained    Stockholders'
                                     Shares       Amount   Receivable     Capital          Deficit       Equity
                                 ------------   ---------   --------    ------------     ----------   ------------
Balance, April 1, 1998              5,750,000   $  57,500   $    (46)   $ 14,163,090    $(11,373,461)  $ 2,847,083

Sale of common stock
   in private placement               750,000       7,500       --         5,114,188           --        5,121,688

Exercise of common stock
   warrants                         1,720,924      17,209       --         8,974,022           --        8,991,231


Stock-based compensation                 --          --         --            13,388           --           13,388

Payment of stock subscriptions           --          --           23            --             --               23

Net loss                                 --          --         --              --       (1,879,178)    (1,879,178)
                                 ------------   ---------   --------    ------------     -----------   ------------

Balance, June 30, 1998              8,220,924   $  82,209   $    (23)   $ 28,264,688   $(13,252,639)   $15,094,235
                                 ------------   ---------   --------    ------------   -------------   ------------
                                 ------------   ---------   --------    ------------   -------------   ------------





The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

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

Warrant Redemption

         In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants (Warrants). The Company had issued 1,725,000 warrants in its initial public offering, effective April 7, 1997. Under the terms governing these Warrants, the Company was entitled to redeem, for $.05 per Warrant, the Warrants that had not already been exercised and converted to a share of common stock at an exercise price of $5.25, if the Company's common stock closing bid price equaled or exceeded $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption occurred in June 19, 1998 and the exercise of Warrants prior to this date resulted in proceeds, net of transaction costs, to the Company of approximately $9,000,000.

NOTE C--INVENTORY

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

NOTE D--SOFTWARE DEVELOPMENT COSTS

         The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers. The useful life of capitalized software development costs is estimated to be three years. At June 30, 1998, the Company has capitalized $780,698, net of accumulated amortization. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future. Amortization expense for the the three-month period ended June 30, 1998 and 1997 were $54,490 and $-0-, respectively.

NOTE E--LINE OF CREDIT FACILITY

         On May 31, 1998, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility which is secured by investments, receivables and fixed assets of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

         At June 30, 1998, the Company had two stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations.

Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $13,388. All options granted to employees are non-compensatory.

NOTE G--INCOME TAXES

         The Company has generated net operating losses since its inception. At June 30, 1998, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

         Approximately 73% of the Company's accounts receivable balance at June 30, 1998 were from four customers, and approximately 73% of the Company's sales for the quarter ended June 30, 1998, were from four customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, as amended.

RESULTS OF OPERATIONS

NET SALES

         Net sales for the first quarter ended June 30, 1998 were approximately $433,000, an increase of 392% over the approximately $88,000 recorded for the corresponding quarter of 1997. The revenue increase was driven primarily by the general availability of the Company's T2000 product line. Product sales increased to approximately $304,000 in the first quarter ended June 30, 1998 compared to $1,000 recorded for the corresponding quarter of 1997. The sales for the quarter ended June 30, 1997 were primarily from one customer while the product sales for the quarter ended June 30, 1998 were primarily from four customers.

GROSS PROFIT

         Gross profits for the first quarter ended June 30, 1998 were approximately $200,000 or 46% of sales, compared to the approximately $49,000 or 56% of sales for the corresponding quarter of 1997. The amount of gross profit increase was due to increased product sales as discussed above. The gross profits on product sales for the first quarter ended June 30, 1998 were approximately $114,000 or 37% of product sales. The product sales, cost of sales and resulting gross profits were affected by increased capitalized software amortization costs and sales discounts to distributors and value added resellers.


OPERATING EXPENSES

         Selling, general & administrative expenses for the first quarter ended June 30, 1998 were approximately $1,533,000, an increase of 140% over the approximately $639,000 recorded for the corresponding quarter of 1997. The dollar increase in these expenses over the prior year reflected additional spending for personnel, advertising and substantial marketing expenditures made in connection with promotion of the Company's T2000 product line.

         Research & development expenses for the first quarter ended June 30, 1998 were approximately $555,000, an increase over the approximately $23,000 recorded for the corresponding quarter of 1997. The majority of the research and development expenditures for the 1997 quarter were software development costs incurred on products after achieving technological feasibility and were capitalized for future amortization.

INTEREST & FINANCING EXPENSES

         Interest & financing expenses for the first quarter ended June 30, 1998 were approximately $-0-, a decrease over the approximately $10,000 recorded for the corresponding quarter of 1997. Other expenses for the first quarter ended June 30, 1998, were approximately $69,000, an increase over the approximately $32,000 recorded for the corresponding quarter of 1997. The increase in other expenses are due primarily to expenses associated with the continued registration of certain of the Company's publicly traded securities and other related items.

OTHER

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

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended June 30, 1998, the Company received net proceeds of approximately $5,100,000 from a private placement of the Company's common stock and net proceeds of approximately $9,000,000 from the exercise of the Company's common stock warrants. The Company also renewed a $1,000,000 one year credit facility that is secured by investments, receivables and fixed assets. The Company used approximately $(1,756,000) in cash flows from operating activities, excluding changes in assets and liabilities, during the first quarter ended June 30, 1998, compared to approximately $(577,000) for the corresponding quarter of 1997. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(2,144,000) for the first quarter ended June 30, 1998, compared to approximately $(914,000) for the corresponding quarter of 1997.

         Cash used by investing activities totalled approximately $3,099,000 for the first quarter ended June 30, 1998 as compared to approximately $2,997,900 for the corresponding quarter of 1997. The main component of that investing activity was the investment in short-term securities of approximately $2,917,000, as well as continued expenditures for capitalized software development and property and equipment of approximately $30,000 and $151,000, respectively. The majority of the expenditures related to continued development of the Company's T2000 product line.

         Cash provided by financing activities totalled approximately $14,113,000 compared to approximately $5,883,000 for the corresponding quarter of 1997. The Company successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of the Company's common stock warrants prior to their redemption in June 1998 yielded net proceeds of approximately $9,000,000. The Company has access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the first quarter ended June 30, 1998.

         The Company expects to continue to make significant investments in the future to support its overall growth. Currently, it is anticipated that ongoing operations will be financed primarily from net proceeds of the private placement, warrant exercise, the line of credit facility, and from internally generated funds. The Company presently has a line of credit, investments, and cash and cash equivalents on hand and believes that these will be sufficient to meet cash requirements as needed. However, as indicated in the Company's most recent Annual Report on Form 10-KSB, as amended, while operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

FUTURE OPERATING RESULTS

         The preceding paragraphs and the following discussion include forward-looking statements regarding the Company's future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in Part I, Item 1 of the Company's most recent Annual Report on form 10-KSB, as amended, under "Forward Looking and Cautionary Statements," as well as the following statements.

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

PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

         The Company's unexercised, publicly-traded common stock warrants were redeemed effective June 19, 1998 for $.05 per warrant. By virtue of this redemption, all such warrants have been cancelled and the owners thereof have no further rights other than the right to receive the redemption price.

         In April 1998, the Company issued 750,000 shares of common stock in a private placement to various investors at a price of $7.50 per share, or an aggregate of $5,625,000. Pennsylvania Merchant Group served as the placement agent for this transaction, for a fee of six percent of the gross proceeds of the offering, or $337,500, plus a five year warrant to purchase 75,000 shares of common stock at an exercise price of $9.00 per share. The securities issued by the Company in these transactions were "restricted" securities within the meaning of that term as defined in Rule 144 and were issued pursuant to the exemption provided by Rule 508 of Regulation D under the Securities Act of 1933, as amended (the "Act") for sales of securities by an issuer not involving any public offering. The purchasers in this transaction were "accredited" persons as that term is used in Regulation D under the Act.

         The foregoing restricted securities were appropriately marked with a restrictive legend and were issued for investment purposes only and not with a view to redistribution, absent registration. The foregoing purchasers were fully informed and advised concerning the Company, its business, financial and other matters. The Company was informed that each purchaser was able to bear the economic risk of its investment and was aware that the securities were not registered under the Act and cannot be re-offered or re-sold until they have been so registered or until there is an available exemption from the registration requirements of the Act. The Company's transfer agent and registrar was instructed to mark "stop transfer" on its ledgers to assure that these securities not be transferred absent registration or a determination that there is an available exemption from the registration requirements of the Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit  Description

         None.

(b) Since the end of its most recent fiscal year on March 31, 1998, e-Net, Inc. has filed the following reports on Form 8-K:

         Date of Report    Item Reported

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     e-Net, Inc.
                                     (Registrant)





DATE:  August 13, 1998       /s/  Donald J. Shoff
                           ----------------------------------
                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Duly Authorized Officer and Principal Financial Officer)