Form 10QSB
period 1998-09-30
E NET INC
filed 1998-11-09
CIK 1012481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-QSB

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-20865

                            ------------------------

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

                            ------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    The Number Of Shares Of The Regristrant's Common Stock, $.01 Par Value Per Share, Outstanding As Of October 26, 1998 Was 8,269,924.

           Transitional Small Business Disclosure Format (check one):

                                Yes / /  No /X/

          The Exhibit Index Appears in Sequentially Numbered Page  N/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

Item 1. Financial Statements (Unaudited)

  Accountants' Review Report...............................................................................           3

  Balance Sheets as of September 30 and March 31, 1998.....................................................           4

  Statements of Operations for the three months ended September 30, 1998 and 1997..........................           5

  Statements of Operations for the six months ended September 30, 1998 and 1997............................           6

  Statements of Cash Flows for the six months ended September 30, 1998 and 1997............................           7

  Statements of Stockholders' Equity as of September 30, 1998..............................................           8

  Notes to Financial Statements............................................................................           9

Item 2. Management's Discussion and Analysis or Plan of Operation..........................................          11

                                               PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          15

Item 6. Exhibits and Reports on Form 8-K...................................................................          15

Signatures.................................................................................................          16

Board of Directors
e-Net, Inc.

    We have reviewed the accompanying balance sheet of e-Net, Inc. (a Delaware Corporation), as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the six-month periods ended September 30, 1998 and 1997, and the statements of operations for the three month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                          Grant Thornton LLP

Vienna, Virginia
October 28, 1998

                                  E-NET, INC.

                                 BALANCE SHEETS

                                                                                SEPTEMBER 30, 1998  MARCH 31, 1998
                                                                                ------------------  --------------
                                                                                   (UNAUDITED)        (AUDITED)
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................................   $      7,592,669    $    855,743
  Short-term investments......................................................          3,954,597         960,248
  Accounts receivable.........................................................            489,468         334,602
  Inventory...................................................................            548,831         202,917
  Prepaid expenses............................................................            393,426         176,264
                                                                                ------------------  --------------
TOTAL CURRENT ASSETS..........................................................         12,978,991       2,529,774
DEPOSITS AND OTHER ASSETS.....................................................             14,821          14,821
PROPERTY, PLANT AND EQUIPMENT, NET............................................            512,950         372,403
SOFTWARE DEVELOPMENT COSTS, NET...............................................            750,693         805,188
                                                                                ------------------  --------------
                                                                                 $     14,257,455    $  3,722,186
                                                                                ------------------  --------------
                                                                                ------------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable--trade.....................................................            555,406         314,010
  Accrued liabilities.........................................................            452,713         561,093
                                                                                ------------------  --------------
TOTAL CURRENT LIABILITIES.....................................................          1,008,119         875,103
LONG TERM DEBT................................................................          --                --
                                                                                ------------------  --------------
TOTAL LIABILITIES.............................................................          1,008,119         875,103

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares authorized, 8,269,924 and
    5,750,000 shares outstanding at September 30, and March 31, 1997,
    respectively..............................................................             82,699          57,500
  Stock subscriptions.........................................................                (23)            (46)
  Additional paid-in capital..................................................         28,453,452      14,163,090
  Retained deficit............................................................        (15,286,792)    (11,373,461)
                                                                                ------------------  --------------
TOTAL STOCKHOLDERS' EQUITY....................................................         13,249,336       2,847,083
                                                                                ------------------  --------------
                                                                                 $     14,257,455    $  3,722,186
                                                                                ------------------  --------------
                                                                                ------------------  --------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                        THREE MONTHS ENDED SEPTEMBER 30,

                                                                                           1998           1997
                                                                                       -------------  ------------
SALES
  Products...........................................................................  $     131,898  $     27,771
  Services...........................................................................        185,313        97,740
                                                                                       -------------  ------------
Total sales..........................................................................        317,211       125,511

COST OF PRODUCT SOLD AND SERVICE PROVIDED
  Products...........................................................................         83,326        14,975
  Services...........................................................................         46,489        57,099
                                                                                       -------------  ------------
Total cost of product sold and service provided......................................        129,815        72,074

GROSS PROFIT.........................................................................        187,396        53,437

OPERATING EXPENSES
  Selling, general and administrative................................................      1,609,051       533,705
  Research and development...........................................................        718,914       240,189
                                                                                       -------------  ------------

LOSS FROM OPERATIONS.................................................................     (2,140,569)     (720,457)

OTHER INCOME (EXPENSE)
  Interest and financing expense.....................................................       --               4,945
  Other expenses.....................................................................        (43,323)      (48,465)
  Interest income....................................................................        149,739        62,855
                                                                                       -------------  ------------

LOSS BEFORE INCOME TAXES.............................................................     (2,034,153)     (701,122)

INCOME TAX PROVISION.................................................................       --             --
                                                                                       -------------  ------------

NET LOSS.............................................................................  $  (2,034,153) $   (701,122)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

LOSS PER SHARE.......................................................................  $        (.25) $       (.12)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

WEIGHTED AVERAGE SHARES OUTSTANDING..................................................      8,247,565     5,750,000

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                         SIX MONTHS ENDED SEPTEMBER 30,

                                                                                          1998           1997
                                                                                      -------------  -------------
SALES
  Products..........................................................................  $     435,793  $      28,941
  Services..........................................................................        314,688        184,574
                                                                                      -------------  -------------
    Total sales.....................................................................        750,481        213,515

COST OF PRODUCT SOLD AND SERVICE PROVIDED
  Products..........................................................................        273,649         15,605
  Services..........................................................................         89,737         95,042
                                                                                      -------------  -------------
    Total cost of product sold and service provided.................................        363,386        110,647

Gross profit........................................................................        387,095        102,868

OPERATING EXPENSES
  Selling, general and administrative...............................................      3,141,935      1,172,254
  Research and development..........................................................      1,273,651        263,181
                                                                                      -------------  -------------

LOSS FROM OPERATIONS................................................................     (4,028,491)    (1,332,567)

Other Income (Expense)
  Interest and financing expense....................................................       --               (5,158)
  Other expenses....................................................................       (112,112)       (80,678)
  Interest income...................................................................        227,272        129,964
                                                                                      -------------  -------------

LOSS BEFORE INCOME TAXES............................................................     (3,913,331)    (1,288,439)

INCOME TAX PROVISION................................................................       --             --
                                                                                      -------------  -------------

NET LOSS............................................................................  $  (3,913,331) $  (1,288,439)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

LOSS PER SHARE......................................................................  $        (.52) $        (.23)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

WEIGHTED AVERAGE SHARES OUTSTANDING.................................................      7,525,431      5,668,033

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                         SIX MONTHS ENDED SEPTEMBER 30,

                                                                                          1998           1997
                                                                                      -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..........................................................................  $  (3,913,331) $  (1,288,439)
  Adjustments to reconcile net loss to net cash from operating activities
    Depreciation and amortization...................................................        206,682         68,110
    Stock-Based Compensation........................................................       --               62,244
    Changes in operating assets and liabilities
      (Increase) in accounts receivable.............................................       (154,865)        (1,332)
      (Increase) in inventory.......................................................       (345,914)      (256,674)
      (Increase) in prepaid expenses, deposits and other assets.....................       (217,163)      (124,372)
      (Decrease) Increase in accounts payable and accrued liabilities...............        133,016        (51,612)
                                                                                      -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES...............................................     (4,291,575)    (1,592,075)
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..............................................................       (262,734)      (205,403)
  Capitalized software development costs............................................        (30,000)      (260,993)
  Investment in short term securities...............................................     (2,994,349)    (2,890,389)
                                                                                      -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES...............................................     (3,287,083)    (3,356,785)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from initial public offering of common stock.........................       --            5,870,082
  Issuance of common stock..........................................................         25,199         15,000
  Net proceeds from issuance of stock in private placement, warrant redemption, and
    options exercised...............................................................     14,290,362       --
  Payments of common stock subscriptions............................................             23       --
  Payments on capital leases........................................................       --               (4,480)
                                                                                      -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................     14,315,584      5,880,602
                                                                                      -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................      6,736,926        931,742

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................        855,743        379,441
                                                                                      -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $   7,592,669  $   1,311,183
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURES:
  Income Taxes Paid.................................................................  $    --        $    --
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Interest Paid.....................................................................  $    --        $         158
                                                                                      -------------  -------------
                                                                                      -------------  -------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                           COMMON STOCK            STOCK
                                       ---------------------   SUBSCRIPTIONS    ADDITIONAL                        TOTAL
                                         NO. OF                  AND NOTES        PAID-IN        RETAINED     STOCKHOLDERS'
                                         SHARES     AMOUNT      RECEIVABLE        CAPITAL        DEFICIT         EQUITY
                                       ----------  ---------  ---------------  -------------  --------------  -------------
Balance, April 1, 1998...............   5,750,000  $  57,500     $     (46)    $  14,163,090  $  (11,373,461) $   2,847,083

Sale of common stock in private
  placement..........................     750,000      7,500        --             5,114,188        --            5,121,688

Stock-warrants redeemed..............      --      $  --         $  --         $        (195) $     --        $        (195)

Common stock issued in lieu of
  warrant redemption.................   1,720,924     17,209        --             8,974,022        --            8,991,231

Common stock issued for exercised
  options............................      49,000        490        --               202,347        --              202,837

Stock-subscriptions received.........      --      $  --         $      23     $    --        $     --        $          23

Net loss.............................      --         --            --              --            (3,913,331)    (3,913,331)
                                       ----------  ---------           ---     -------------  --------------  -------------

Balance, September 30, 1998..........   8,269,924  $  82,699     $     (23)    $  28,453,452  $  (15,286,792) $  13,249,336
                                       ----------  ---------           ---     -------------  --------------  -------------
                                       ----------  ---------           ---     -------------  --------------  -------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter and six months ended September 30, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

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

WARRANT REDEMPTION

    In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants (Warrants). The Company had issued 1,725,000 warrants in its initial public offering, effective April 7, 1997. Under the terms governing these Warrants, the Company was entitled to redeem, for $.05 per Warrant, the Warrants that had not already been exercised and converted to a share of common stock at an exercise price of $5.25, if the Company's common stock closing bid price equaled or exceeded $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption occurred on June 19, 1998 and the exercise of Warrants prior to this date resulted in proceeds, net of transaction costs, to the Company of approximately $9,000,000.

NOTE C--INVENTORY

    Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

NOTE D--SOFTWARE DEVELOPMENT COSTS

    The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers. The useful life of capitalized software development costs is estimated to be three years. At September 30, 1998, the Company has capitalized $750,693, net of accumulated amortization. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future. Amortization expense for the the six-month periods ended September 30, 1998 and 1997 were $84,495 and $-0-, respectively.

                                  E-NET, INC.

NOTE E--LINE OF CREDIT FACILITY

    On May 31, 1998, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility which is secured by investments, receivables and inventory of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

    At September 30, 1998, the Company had two stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. The compensation cost associated with grants to non-employees or non-directors of the Company have been recognized. All options granted to employees are without compensation expense for financial statement purposes.

NOTE G--INCOME TAXES

    The Company has generated net operating losses since its inception. At September 30, 1998, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

    Approximately 63% of the Company's accounts receivable balance at September 30, 1998 were from four customers, and approximately 75% of the Company's sales for the six months ended September 30, 1998, were from five customers.

NOTE I--CONTINGENCY

    The Company is co-defendant in civil litigation brought by Prudential Securities, Inc. which seeks damages in excess of $3 million associated with a margin loan made to a non-affiliated shareholder of the Company. The action alleges that either the Company or American Stock Transfer & Trust Co. improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. The Company has moved to have the Prudential suit dismissed and has filed a countersuit against Prudential and a cross-claim against American Stock Transfer seeking indemnity.

    The company believes the claims against it are without merit and that its actions will cause the matter to be either entirely dismissed or will otherwise eliminate the company from any liability. The company is vigorously prosecuting the matter and does not believe the outcome of the suit or the company's countersuit will have a material adverse impact on the company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

    This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

SALES

    Sales for the second quarter ended September 30, 1998 were approximately $317,200, an increase of 153% over the approximately $125,500 recorded for the corresponding quarter of 1997. The revenue increase was due primarily to the availability of the Company's T2000 product line. The services sales for the quarter ended September 30, 1998, were primarily from two customers.

GROSS PROFIT

    Gross profits for the second quarter ended September 30, 1998 were approximately $187,400 or 59% of sales, compared to the approximately $53,400 or 43% of sales for the corresponding quarter of 1997. The gross profit percentage increase was primarily due to the completion of several milestones associated with development services contracts. The gross profit for product sales for the second quarter ended September 30, 1998 was approximately 37% of sales, compared to the approximately 46% of sales for the corresponding quarter of 1997. The gross profit percentage decrease for product sales was due primarily to an increase of the amortization of capitalized software costs in the quarter.

OPERATING EXPENSES

    Selling, general & administrative expenses for the second quarter ended September 30, 1998, were approximately $1,609,100, an increase of 201% over the approximately $533,700 recorded for the corresponding quarter of 1997. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the second quarter of 1998 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the second quarter ended September 30, 1998, were approximately $718,900, a 199% increase over the approximately $240,200 recorded for the corresponding quarter of 1997. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) for the second quarter ended September 30, 1998, was approximately $106,400, an increase over the approximately $19,300 recorded for the corresponding quarter of 1997. In the second quarter ended September 30, 1998, the Company's other income and expenses included interest income earned on investments in marketable securities, which were significantly larger than the investments in the corresponding quarter in 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

SALES

    Sales for the six months ended September 30, 1998 were approximately $750,500, an increase of 251% from the approximately $213,500 recorded for the corresponding six months of 1997. The revenue increase was due primarily to the availability of the Company's T2000 product line. The services sales for the six months ended September 30, 1998, were primarily from two customers.

GROSS PROFIT

    Gross profits for the six months ended September 30, 1998 were approximately $387,100 or 52% of sales, compared to the approximately $102,900 or 48% of sales for the corresponding quarter of 1997. The gross profit percentage increase was primarily due to the completion of several milestones associated with development services contracts. The gross profit for product sales for the six months ended September 30, 1998 were approximately 37% of sales, compared to the approximately 46% of sales for the corresponding six months of 1997. The gross profit percentage decrease for product sales was due primarily to an increase of the amortization of capitalized software costs in the period.

OPERATING EXPENSES

    Selling, general & administrative expenses for the six months ended September 30, 1998, were approximately $3,141,900, an increase of 168% over the approximately $1,172,300 recorded for the corresponding six months of 1997. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the six months of 1998 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

    Research & development expenses for the six months ended September 30, 1998, were approximately $1,273,700, a 384% increase over the approximately $263,200 recorded for the corresponding six months of 1997. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

    Other income (expense) for the six months ended September 30, 1998, was approximately $115,200, an increase over the approximately $44,100 recorded for the corresponding period of 1997. In the six months ended September 30, 1998, the Company's other income and expenses included interest income earned on investments in marketable securities, which were significantly larger than the investments in the corresponding period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    In the six months ended September 30, 1998, the Company received net proceeds of approximately $5,100,000 from a private placement of the Company's common stock and net proceeds of approximately $9,000,000 from the exercise of the Company's common stock warrants. The Company also renewed a $1,000,000 one year credit facility that is secured by investments, receivables and inventory. The Company used approximately $(3,707,000) in cash flows from operating activities, excluding changes in assets and liabilities, during the first six months ended September 30, 1998, compared to approximately $(1,220,000) for the corresponding quarter of 1997. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(4,292,000) for the six months ended September 30, 1998, compared to approximately $(1,592,000) for the corresponding quarter of 1997.

    Cash used by investing activities totalled approximately $3,287,000 for the six months ended September 30, 1998 as compared to approximately $3,357,000 for the corresponding period of 1997. The main component of that investing activity was the investment in short-term securities of approximately $2,994,000, as well as continued expenditures for property and equipment of approximately $263,000.

    Cash provided by financing activities totalled approximately $14,316,000 compared to approximately $5,881,000 for the corresponding period of 1997. The Company successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of the Company's common stock warrants prior to their redemption in June 1998 yielded net proceeds of approximately $9,000,000. The Company has access to a $1,000,000 credit line secured by investments, inventory and receivables, but did not borrow against that line of credit during the first quarter ended June 30, 1998.

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

    The Company has invested significant amounts in the research and development and the initial product roll-out marketing and selling for the Telecom 2000 product line. The emphasis, attention, and dedication of Company's limited resources for the Telecom 2000 product line have caused and, in management's view, will continue to cause negative operating results. However, the Company believes that the value and sales potential of the Telecom 2000 product line outweighs the risk of continued operating losses.

    The first products of the Telecom 2000 product line became generally available during the second quarter of fiscal 1998 and the Company believes that revenues will continue to grow as contracts are finalized and products are delivered over fiscal 1999. The protracted process of obtaining governmental regulatory approval of products (i.e. Federal Communications Commission product certification) and the hiring of senior telecommunications sales and technical staff in the current low-unemployment-rate economy have caused, and may continue to cause, an effect on the delivery of the Company's products to market. To date the Company has received all regulatory approvals that it has sought, and has been able to hire senior telecommunications sales and technical staff, although no assurance can be given to such results in the future.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is co-defendant in civil litigation brought by Prudential Securities, Inc. which seeks damages in excess of $3 million associated with a margin loan made to a non-affiliated shareholder of the Company. The action alleges that either the Company or American Stock Transfer & Trust Co. improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. The Company has moved to have the Prudential suit dismissed and has filed a countersuit against Prudential and a cross-claim against American Stock Transfer seeking indemnity.

    The company believes the claims against it are without merit and that its actions will cause the matter to be either entirely dismissed or will otherwise eliminate the company from any liability. The company is vigorously prosecuting the matter and does not believe the outcome of the suit or the company's countersuit will have a material adverse impact on the company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Description

    None.

(b) Since the end of its most recent fiscal year on March 31, 1998, e-Net, Inc. has filed the following reports on Form 8-K:

Date of Report   Item Reported

April 16, 1998   Press Release re: Completion of Private Placement sale of Common Stock
October 26,      Press Release re: Legal Actions Against Prudential Securities and
1998             American Stock Transfer & Trust Co.

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      E-NET, INC.
                                        (Registrant)

DATE: November 9, 1998                                      /s/ DONALD J. SHOFF
                                               ---------------------------------------------
                                                              Donald J. Shoff
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL OFFICER)