Form 10QSB/A
period 1998-09-30
E NET INC
filed 1999-02-01
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A
                                  (Amendment 1)

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

                              YES __X___ NO ______


             The Number Of Shares Of The Regristrant's Common Stock,
                   $.01 Par Value Per Share, Outstanding As Of
                        October 26, 1998 Was 8,269,924.

           Transitional Small Business Disclosure Format (check one):
                                  Yes ____ No __X___

           The Exhibit Index Appears in Sequentially Numbered Page N/A

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


YEAR 2000 MATTERS

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 those systems may be unable to accurately process certain date-based information. The Company potentially could be affected by this issue through the internal computer applications on which it relies, as well as the software that it develops and sells. The Company is in process of reviewing all of its significant third party applications and obtaining documentation from the manufacturers that certify Year 2000 compliance or provide appropriate assurances of future compliance. The Company also is in process of examining the architecture of its products, as well as documentation on the third party components that are integrated into the Company's software products. The Company believes, although at this stage no assurance can be given, that its products already are Year 2000 compliant. The Company also is implementing a test plan, both for third party-supplied internal applications and for its developed or integrated program products, to validate the results of its initial review.

         The Company's testing plan for the computer programs acquired from third parties and used internally for the Company's infrastructure (financial, administration, internal data communications, and the like) was completed by December 31, 1998. The results of this testing and internal systems review indicate that either (1) no program-based outages or significant system degradation arising from Year 2000 is expected regarding the programs, or any such issues are covered by suppliers' warranties; or (2) the programs are supplied by major manufacturers (Microsoft Corporation, Intel Corporation, and the like) for whom no viable alternative suppliers exist. For programs without viable alternatives, there is no contingency plan available to the Company; however, the Company's Year 2000 performance issues under these programs will not be significantly different from problems which users of those programs generally experience, and users of those programs represent a significant number of all business computer program users. The costs of testing and reviewing third party-supplied internal applications has been relatively nominal, and principally related to the Company's on-staff Operations organization reviewing third party documentation, examining program performance under test scenarios, and querying third party vendor technical points of contact about Year 2000 compliance.

         The Company's testing plan for its own products, both those developed by the Company and those that integrate third party products, is still underway and is due to be completed by June 30, 1999. Should the Company find any items that are not Year 2000 compliant in the course of its testing, the Company will endeavor to take the necessary actions to correct the matter, and will endeavor to develop a contingency plan by June 30. The costs of any such remediation effort are unknown at this time; however, the Company anticipates that this testing activity and associated costs will be borne internally within the Company's Quality Assurance organization, and that this remediation activity and associated costs will be borne internally within the Company's Product Development organization.

         At this time, the Company does not anticipate that Year 2000 compliance activities will have a material effect on the its business, product development, financial position or results of operations. However, there can be no assurance that the Company's systems and products are Year 2000 compliant until the successful completion of its testing procedures. Additionally, despite the testing and review undertaken by the Company, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant. Either of these unfavorable results could result in a material adverse effect on the Company's business, financial condition and results of operations.

SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              e-Net, Inc.
              (Registrant)





DATE:  January 29, 1998      /s/  Donald J. Shoff
                           ----------------------------------
                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Principal Financial Officer)