Form 10QSB
period 1998-12-31
E NET INC
filed 1999-02-16
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1998

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

                              YES __X___ NO ______


                The Number Of Shares Of The Regristrant's Common
                  Stock, $.01 Par Value Per Share, Outstanding
                      As Of February 5, 1999 Was 8,284,717.

           Transitional Small Business Disclosure Format (check one):
                                  Yes ____ No X

           The Exhibit Index Appears in Sequentially Numbered Page 18

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                                 Page

Item 1. Financial Statements (Unaudited)

        Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Balance Sheets as of December 31 and March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .4

        Statements of Operations for the three months ended December 31, 1998 and 1997. . . . . . . . . . . . . .5

        Statements of Operations for the nine months ended December 31, 1998 and 1997. . . . . . . . . . . . .  .6

        Statements of Cash Flows for the nine months ended December 31, 1998 and 1997. . . . . . . . . . . . . . 7

        Statements of Stockholders' Equity as of December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .8

        Notes to  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 2. Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . .11


                                                  PART II. OTHER INFORMATION



Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4. Submission Of Matters To A Vote Of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .15

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Board of Directors
e-Net, Inc.


We have reviewed the accompanying balance sheet of e-Net, Inc. (a Delaware Corporation), as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the nine-month periods ended December 31, 1998 and 1997, and the statements of operations for the three month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                       Grant Thornton LLP

Vienna, Virginia
January 29, 1999

                                   E-NET, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                         DECEMBER 31, 1998        MARCH 31, 1998
                                                      -----------------------   -------------------
                                                            (UNAUDITED)              (AUDITED)

 Current Assets
    Cash and cash equivalents                    $          2,897,960        $       855,743
    Short-term investments                                  5,516,821                960,248
    Accounts receivable                                       682,826                334,602
    Inventory                                               1,160,942                202,917
    Prepaid expenses                                          219,206                176,264
                                                   ------------------          ------------------

TOTAL CURRENT ASSETS                                       10,477,755                2,529,774

DEPOSITS AND OTHER ASSETS                                      14,821                   14,821

PROPERTY, PLANT AND EQUIPMENT, NET                            539,690                  372,403

SOFTWARE DEVELOPMENT COSTS, NET                               668,113                  805,188
                                                   ------------------          ------------------

                                                 $         11,700,379        $       3,722,186
                                                   ------------------          ------------------
                                                   ------------------          ------------------

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable--trade                                 237,282                    314,010
    Accrued liabilities                                     461,787                    561,093
                                                   ------------------          ------------------

TOTAL CURRENT LIABILITIES                                   699,069                    875,103

LONG TERM DEBT                                                 -                          -
                                                   ------------------          ------------------

TOTAL LIABILITIES                                           699,069                   875,103

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares
   authorized, 8,284,717 and 5,750,000 shares outstanding
   at December 31, and March 31, 1998, respectively          82,847                    57,500
 Stock subscriptions                                            (23)                      (46)
 Additional paid-in capital                              28,474,004                14,163,090
 Retained deficit                                       (17,555,518)              (11,373,461)
                                                   -------------------         ------------------

TOTAL STOCKHOLDERS' EQUITY                               11,001,310                 2,847,083
                                                   -------------------         ------------------

                                                 $       11,700,379        $        3,722,186
                                                   -------------------         ------------------
                                                   -------------------         ------------------



The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31,


                                                                                    1998                   1997
                                                                                ---------------      ---------------

SALES
    Products                                                                    $      242,946        $      99,235
    Services                                                                           124,394               65,505
                                                                                --------------        -------------
Total sales                                                                            367,340              164,740

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                           182,828               32,412
    Services                                                                            43,531               65,003
                                                                                --------------        -------------
Total cost of product sold and service provided                                        226,359               97,415

GROSS PROFIT                                                                           140,981               67,325

OPERATING EXPENSES
    Selling, general and administrative                                              1,632,680              818,544
    Research and development                                                           833,229              310,470
                                                                                --------------        -------------

LOSS FROM OPERATIONS                                                                (2,324,928)          (1,061,689)

 OTHER INCOME (EXPENSE)
    Other expenses                                                                     (52,936)             (20,404)
    Interest income                                                                    109,138               48,128
                                                                                --------------        -------------

LOSS BEFORE INCOME TAXES                                                            (2,268,726)          (1,033,965)

INCOME TAX PROVISION                                                                      -                    -
                                                                                --------------        -------------

NET LOSS                                                                        $   (2,268,726)       $  (1,033,965)
                                                                                --------------        -------------
                                                                                --------------        -------------

LOSS PER SHARE                                                                  $         (.27)       $        (.18)
                                                                                --------------        -------------
                                                                                --------------        -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  8,256,828            5,750,000


The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                         NINE MONTHS ENDED DECEMBER 31,


                                                                                       1998            1997
                                                                                   -------------  -------------
SALES
    Products                                                                    $      678,739    $   128,176
    Services                                                                           439,082        250,079
                                                                                   -------------  -------------
Total sales                                                                          1,117,821        378,255

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                           456,477         48,017
    Services                                                                           133,268        160,045
                                                                                   -------------  -------------
Total cost of product sold and service provided                                        589,745        208,062

GROSS PROFIT                                                                           528,076        170,193

OPERATING EXPENSES
    Selling, general and administrative                                              4,774,615      1,990,798
    Research and development                                                         2,106,880        573,651
                                                                                   -------------  -------------

LOSS FROM OPERATIONS                                                                (6,353,419)    (2,394,256)

 OTHER INCOME (EXPENSE)
    Interest and financing expense                                                        -            (5,158)
    Other expenses                                                                    (165,048)      (101,082)
    Interest income                                                                    336,410        178,092
                                                                                   -------------  -------------

LOSS BEFORE INCOME TAXES                                                            (6,182,057)    (2,322,404)

INCOME TAX PROVISION                                                                      -              -
                                                                                   -------------  -------------

NET LOSS                                                                        $   (6,182,057)   $(2,322,404)
                                                                                   -------------  -------------
                                                                                   -------------  -------------

LOSS PER SHARE                                                                  $         (.79)   $      (.41)
                                                                                   -------------  -------------
                                                                                   -------------  -------------

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  7,777,597      5,695,455


The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                         NINE MONTHS ENDED DECEMBER 31,


                                                                                        1998            1997
                                                                                   -------------  -------------

 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                       $ (6,182,057)  $ (2,322,404)
    Adjustments to reconcile net loss to net cash from
      operating activities
        Depreciation and amortization                                                   393,165        128,976
        Stock-Based Compensation                                                           -            62,244
        Changes in operating assets and liabilities
          (Increase) Decrease in accounts receivable                                   (348,223)        17,452
          (Increase) in inventory                                                      (958,025)      (233,144)
          (Increase) in prepaid expenses, deposits and other assets                     (42,943)      (117,987)
          (Decrease) Increase in accounts payable
              and accrued liabilities                                                  (176,034)        23,972
                                                                                   -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                                                (7,314,117)    (2,440,891)
                                                                                   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                               (393,377)     (290,353)
    Capitalized software development costs                                              (30,000)     (379,969)
    Investment in short term securities                                              (4,556,573)   (2,254,180)
                                                                                   -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                                                (4,979,950)   (2,924,502)
                                                                                   -------------  -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from initial public offering of common stock                              -        5,870,082
    Issuance of common stock                                                             25,347        15,000
    Net proceeds from issuance of stock in private placement, warrant redemption,
        and options exercised                                                        14,310,914          -
    Payments of common stock subscriptions                                                   23          -
    Payments on capital leases                                                             -           (4,480)
                                                                                   -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             14,336,284    5,880,602
                                                                                   -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,042,217      515,209

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         855,743      379,441
                                                                                   -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   2,897,960  $   894,650
                                                                                   -------------  -------------
                                                                                   -------------  -------------

 SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                              $        -     $      -
                                                                                   -------------  -------------
                                                                                   -------------  -------------

    Interest Paid                                                                  $        -     $       158
                                                                                   -------------  -------------
                                                                                   -------------  -------------



The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                          COMMON STOCK              STOCK
                                   ---------------------------   SUBSCRIPTIONS    ADDITIONAL                          TOTAL
                                       NO. OF                      AND NOTES         PAID-IN       RETAINED       STOCKHOLDERS'
                                       SHARES         AMOUNT      RECEIVABLE         CAPITAL        DEFICIT          EQUITY
                                   ------------   ------------   ------------    ------------    ------------    ------------

Balance, April 1, 1998                5,750,000   $     57,500   $     (46)      $ 14,163,090    $(11,373,461)   $  2,847,083

Sale of common stock
   in private placement                 750,000          7,500           --         5,114,188            --         5,121,688

Stock-warrants redeemed                    --             --             --              (195)           --              (195)

Common stock issued
   in lieu of warrant redemption      1,720,924         17,209           --         8,974,022            --         8,991,231

Common stock issued
   for exercised options                 63,793            638           --           222,899            --           223,537

Stock-subscriptions received               --             --             23              --              --                23

Net loss                                   --             --             --              --        (6,182,057)     (6,182,057)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998            8,284,717   $     82,847   $     (23)      $ 28,474,004    $(17,555,518)   $ 11,001,310
                                   ------------   ------------   ------------    ------------    ------------    ------------
                                   ------------   ------------   ------------    ------------    ------------    ------------




The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements include the accounts of e-Net, Inc. (the "Company"). Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The results of operations for the quarter and nine months ended December 31, 1998 are not necessarily indicative of the results for the fiscal year ending March 31, 1999. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

NOTE B--SIGNIFICANT TRANSACTIONS

PRIVATE PLACEMENT TRANSACTION

     In April 1998, the Company offered for sale to accredited investors 750,000 restricted shares of the Company's common stock, par value $.01 per share ("Common Stock"), at $7.50 per share. The share price was based upon the average of the last reported sales prices for the Common Stock for the five (5) business days immediately preceding the date upon which the Offering Price is determined, which was April 3, 1998. The transaction was completed in April 1998, and resulted in proceeds, net of transaction costs, to the Company of approximately $5,100,000.

WARRANT REDEMPTION

     In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants ("Warrants"). The Company had issued 1,725,000 warrants in its initial public offering, effective April 7, 1997. Under the terms governing the Warrants, the Company was entitled to redeem, for $.05 per Warrant, the Warrants that had not already been exercised and converted to a share of Common Stock at an exercise price of $5.25, if the Company's Common Stock closing bid price equaled or exceeded $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption occurred on June 19, 1998 and the exercise of Warrants prior to this date resulted in proceeds, net of transaction costs, to the Company of approximately $9,000,000.

NOTE C--INVENTORY

     Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges.

NOTE D--SOFTWARE DEVELOPMENT COSTS

     The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers. The useful life of capitalized software development costs is estimated to be three years. At December 31, 1998, the Company has capitalized $668,113, net of accumulated amortization. Should sufficient product sales fail to materialize, the carrying amount of capitalized software costs may be reduced accordingly in the future. Amortization expense for the nine-month periods ended December 31, 1998 and 1997 were $167,075 and $-0-, respectively.

NOTE E--LINE OF CREDIT FACILITY

         On May 31, 1998, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility which is secured by investments, receivables and inventory of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

     At December 31, 1998, the Company had two stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. The compensation cost associated with grants to non-employees or non-directors of the Company has been recognized. All options granted to employees are without compensation expense for financial statement purposes.

NOTE G--INCOME TAXES

     The Company has generated net operating losses since its inception. At December 31, 1998, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

     Approximately 71% of the Company's accounts receivable balance at December 31, 1998 was from four customers, and approximately 74% of the Company's sales for the nine months ended December 31, 1998, were from four customers.

NOTE I--CONTINGENCIES

     The Company is the defendant in civil litigation brought by the holders of 300,000 warrants issued in connection with the underwriting of the Company's initial public offering (the "Holders"). The Holders allege that the Company did not register the reoffer and resale of those warrants when required by the Underwriting Agreement and Representative's Warrant Agreement between the Company and Barron Chase securities, Inc., the underwriter of the Company's initial public offering (the "Underwriter" ). The Holders, to whom the Underwriter assigned its rights to receive those warrants and who include Robert Kirk, the President of the Underwriter (as holder of 240,000 of the 300,000 total warrants), seek to recover between $2,562,000 and $2,862,000 in alleged losses. The Company removed the case to the United States District Court for the Southern District of Florida, and the plaintiffs have moved to remand the case to state court. Prior to completion of the removal process, the state court entered a default, which was entered without notice to the Company's counsel as required by Florida law. The plaintiffs have not sought to have judgement ended on the default and the Company would vigorously oppose any such effort. The Company has moved in federal court to vacate the default.

     The Company disputes the Holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believes that it has complied with its obligations under the Underwriting Agreement and Representative's Warrant Agreement. While management intends to vigorously defend this case, management believes it is too early to form an opinion as to its ultimate impact on the Company's financial condition or results of operations and can give no assurance in that regard.

     The Company is a co-defendant in civil litigation brought by Prudential Securities, Inc. ('Prudential"), which seeks damages in excess of $3 million associated with a margin loan made to a non-affiliated shareholder of the Company. The action alleges that either the Company or American Stock Transfer & Trust Co., the transfer agent for the Company's Common Stock (the "Transfer Agent"), improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. The Company has moved to have the Prudential suit dismissed and has filed a countersuit against Prudential and a cross-claim against American Stock Transfer seeking indemnity. The Transfer Agent has filed a cross-claim against the Company for indemnity and other theories to recover from the Company any amounts it pays Prudential or expends in defending the suit.

     The Company believes the claims against it are without merit and that its actions will cause the matter to be either entirely dismissed or will otherwise eliminate the Company from any liability. The Company is vigorously prosecuting the matter and does not believe the outcome of the suit or any related countersuits or counterclaims will have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION OR PLAN OF OPERATION.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

SALES

     Sales for the third quarter ended December 31, 1998 were approximately $367,300, an increase of 123% over the approximately $164,700 recorded for the corresponding quarter of 1997. The revenue increase was due primarily to the availability of the Company's T2000 product line. The services sales for the quarter ended December 31, 1998 were primarily from two customers.

GROSS PROFIT

     Gross profits for the third quarter ended December 31, 1998 were approximately $141,000 or 38% of sales, compared to the approximately $67,300 or 41% of sales for the corresponding quarter of 1997. The gross profit for product sales for the third quarter ended December 31, 1998 was approximately 25% of sales, compared to approximately 67% of sales for the corresponding quarter of 1997. The gross profit percentage decrease for product sales was due primarily to an increase of the amortization of capitalized software costs in the quarter.

OPERATING EXPENSES

     Selling, general & administrative expenses for the third quarter ended December 31, 1998 were approximately $1,632,700, an increase of 99% over the approximately $818,500 recorded for the corresponding quarter of 1997. The dollar increase in these expenses over the prior year primarily reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the third quarter of 1998 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of, the Company's T2000 product line.

     Research & development expenses for the third quarter ended December 31, 1998 were approximately $833,200, a 168% increase over the approximately $310,500 recorded for the corresponding quarter of 1997. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

     Other income (expense) for the third quarter ended December 31, 1998 was approximately $56,200, an increase over the approximately $27,700 recorded for the corresponding quarter of 1997. In the third quarter ended December 31, 1998, the Company's other income and expenses included interest income earned on investments in marketable securities, which were significantly larger than the investments in the corresponding quarter in 1997.


NINE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

SALES

     Sales for the nine months ended December 31, 1998 were approximately $1,117,800, an increase of 196% from the approximately $378,300 recorded for the corresponding nine months of 1997. The revenue increase was due primarily to the availability of the Company's T2000 product line. The services sales for the nine months ended December 31, 1998, were primarily from two customers.

GROSS PROFIT

     Gross profits for the nine months ended December 31, 1998 were approximately $528,100 or 47% of sales, compared to the approximately $170,200 or 45% of sales for the corresponding quarter of 1997. The gross profit for product sales for the nine months ended December 31, 1998 was approximately 33% of sales, compared to approximately 63% of sales for the corresponding nine months of 1997.

The gross profit percentage decrease for product sales was due primarily to an increase of the amortization of capitalized software costs in the period.


OPERATING EXPENSES

     Selling, general & administrative expenses for the nine months ended December 31, 1998 were approximately $4,774,600, an increase of 140% over the approximately $1,990,800 recorded for the corresponding nine months of 1997. The dollar increase in these expenses over the prior year primarily reflected additional spending for personnel and programs consistent with the Company's emphasis on the T2000 product line. The increased spending level in the nine months ended December 31, 1998 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with the general availability of the Company's T2000 product line.

     Research & development expenses for the nine months ended December 31, 1998 were approximately $2,106,900, a 267% increase over the approximately $573,700 recorded for the corresponding nine months of 1997. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

     Other income (expense) for the nine months ended December 31, 1998 was approximately $171,400, an increase over the approximately $71,900 recorded for the corresponding period of 1997. In the nine months ended December 31, 1998, the Company's other income and expenses included interest income earned on investments in marketable securities, which were significantly larger than the investments in the corresponding period in 1997.

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

SEASONALITY

     To date, seasonality has not had a material impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     In the nine months ended December 31, 1998 the Company received net proceeds of approximately $5,100,000 from a private placement of the Company's Common Stock and net proceeds of approximately $9,000,000 from the exercise of the Company's Common Stock warrants. The Company also renewed a $1,000,000 one year credit facility that is secured by investments, receivables and inventory. The Company used approximately $(5,788,900) in cash flows from operating activities, excluding changes in assets and liabilities, during the first nine months ended December 31, 1998, compared to approximately $(2,131,200) for the corresponding quarter of 1997. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(7,314,100) for the nine months ended December 31, 1998, compared to approximately $(2,440,900) for the corresponding quarter of 1997.

     Cash used by investing activities totalled approximately $(4,980,000) for the nine months ended December 31, 1998 as compared to approximately $(2,924,500) for the corresponding period of 1997. The main component of that investing activity was the investment in short-term securities of approximately $(4,556,600), as well as continued expenditures for property and equipment of approximately $(393,400).

     Cash provided by financing activities totalled approximately $14,336,000 compared to approximately $5,881,000 for the corresponding period of 1997. The Company successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of the Company's Common Stock warrants prior to their redemption in June 1998 yielded net proceeds of approximately $9,000,000. The Company has access to a $1,000,000 credit line secured by investments, inventory and receivables, but did not borrow against that line of credit during the third quarter ended September 30, 1998.

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

     The first products of the Telecom 2000 product line became generally available during the third quarter of fiscal 1998 and the Company believes that revenues will continue to grow as contracts are finalized and products are delivered over fiscal 2000. The protracted process of obtaining governmental regulatory approval of products (i.e. Federal Communications Commission product certification) and the hiring of senior telecommunications sales and technical staff in the current low-unemployment-rate economy have caused, and may continue to cause, an effect on the delivery of the Company's products to market. To date the Company has received all regulatory approvals that it has sought, and has been able to hire senior telecommunications sales and technical staff, although no assurance can be given to such results in the future.

     The Company does not expect revenue growth to occur ratably over the 1999 and 2000 fiscal years; instead, the Company expects that the major impact of the Telecom 2000 product introduction on revenues and earnings will occur during fiscal 2000. Revenue growth in fiscal 1999 will depend to a large extent on the timing of the Company's rollout for products in the Telecom 2000 product line.

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

     The Company's testing plan for its own products, both those developed by the Company and those that integrate third party products, is still underway and is due to be completed by June 30, 1999. Should the Company find any items that are not Year 2000 compliant in the course of its testing, the Company will endeavor to take the necessary actions to correct the matter, and will endeavor to develop a contingency plan by June 30, 1999. The costs of any such remediation effort are unknown at this time; however, the Company anticipates that this testing activity and associated costs will be borne internally within the Company's Quality Assurance organization, and that this remediation activity and associated costs will be borne internally within the Company's Product Development organization.

     At this time, the Company does not anticipate that Year 2000 compliance activities will have a material effect on its business, product development, financial position or results of operations. However, there can be no assurance that the Company's systems and products are Year 2000 compliant until the successful completion of its testing procedures. Additionally, despite the testing and review undertaken by the Company, there can be no assurance that the systems of other companies on which the Company relies will be Year 2000 compliant. Either of these unfavorable results could result in a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On November 30, 1998, the Holders filed a civil suit against the Company in the Circuit Court in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Holders allege that the Company did not register the reoffer and resale of those warrants when required by the Underwriting Agreement and Representative's Warrant Agreement between the Company and the Underwriter. The Holders, to whom the Underwriter assigned its rights to receive those warrants and who include Robert Kirk, the President of the Underwriter (as holder of 240,000 of the 300,000 total warrants), seek to recover between $2,562,000 and $2,862,000 in alleged losses. The Company removed the case to the United States District Court for the Southern District of Florida, and the plaintiffs have moved to remand the case to state court. Prior to completion of the removal process, the state court entered a default, which was entered without notice to the Company's counsel as required by Florida law. The plaintiffs have not sought to have judgement ended on the default and the Company would vigorously oppose any such effort. The Company has moved in federal court to vacate the default.

     The Company disputes the Holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believes that it has complied with its obligations under the Underwriting Agreement and Representative's Warrant Agreement. While management intends to vigorously defend this case, management believes it is too early to form an opinion as to its ultimate impact on the Company's financial condition or results of operations and can give no assurance in that regard.

     The Company first reported that it is co-defendant in civil litigation brought by Prudential in its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998. Since that time, the Transfer Agent has filed a cross-claim against the Company for indemnity and other theories to recover from the Company any amounts it pays Prudential or expends in defending the suit. However, the Company continues to believe the claims against it are without merit and that its actions will cause the matter to be either entirely dismissed or will otherwise eliminate the company from any liability. The Company is still vigorously prosecuting the matter and continues that believe that the outcome of the suit and any related countersuits and counterclaims will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 18, 1998, at the Company's 1998 Annual Meeting of Shareholders, the shareholders of the Company voted on the following matters:

Concerning the election of directors:

Nominees for Director                                    Votes Cast For                        Votes Withheld
---------------------                                    --------------                        --------------

Gen. Alonzo E. Short, Jr.                                7,256,395                             60,265
Robert A. Veschi                                         7,256,395                             60,265
William W. Rogers, Jr.                                   7,256,395                             60,265
William L. Hooton                                        7,256,395                             60,265
Clive G. Whittenbury, Ph.D.                              7,256,395                             60,265


Concerning approval of the Restated Certificate of Incorporation:

Votes Cast For:                                          4,838,017
Votes Cast Against:                                      230,898
Abstentions:                                             23,340
Broker Non-Votes                                         2,224,405


Concerning approval of the 1998 Stock Compensation Plan:

Votes Cast For:                                          4,599,636
Votes Cast Against:                                      377,820
Abstentions:                                             20,150
Broker Non-Votes                                         2,319,054








Concerning ratification of independent auditors for fiscal year 1999:

Votes Cast For:                                          7,283,285
Votes Cast Against:                                      16,470
Abstentions:                                             16,905
Broker Non-Votes                                         not applicable



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibit     Description
     Number

     3.1 Restated Certificate of Incorporation, filed December 18, 1998 (incorporated by reference from Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the SEC on January 6, 1998, as further amended and declared effective on January 27, 1999 ("Post-Effective Amendment No. 2"))

     3.2 Restated Bylaws of the Company (incorporated by reference from Post-Effective Amendment No. 2)

    10.1 Attachments D, effective June 23, 1998, and E, effective November 23, 1998, to COM21 Software Development Agreement

    10.2 1998 Stock Compensation Plan effective June 30, 1998, as approved by the shareholders on December 18, 1998


(b) Since the end of its most recent fiscal year on March 31, 1998, e-Net, Inc. has filed the following reports on Form 8-K:

         Date of Report             Item Reported

         April 16, 1998             Item 5 - Other Events
         October 26, 1998           Item 5 - Other Events
         January 29, 1999           Item 5 - Other Events

SIGNATURES


     Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   e-Net, Inc.
                                  (Registrant)





DATE:  February 12, 1999   /s/ Donald J. Shoff
                           -------------------

                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX


                                                                                Sequentially
Exhibit                                                                           Numbered
Number                        Description                                           Page

3.1    Restated Certificate of Incorporation, filed December 18, 1998
       (incorporated by reference from Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-1, as filed with the SEC on January 6, 1998, as further amended and declared effective on January 27, 1999 ("Post-Effective Amendment No. 2"))

3.2 Restated Bylaws of the Company (incorporated by reference from Post-Effective Amendment No. 2)

10.1 Attachments D, effective June 23, 1998, and E, effective November 23, 1998, to COM21 Software Development Agreement

10.2 1998 Stock Compensation Plan effective June 30, 1998, as approved by the shareholders on December 18, 1998