Form 10KSB
period 1999-03-31
E NET INC
filed 1999-06-29
CIK 1012481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 1999      Commission file number: 000-20865

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

   12800 MIDDLEBROOK ROAD, SUITE 400,
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

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State the issuer's revenues for its most recent fiscal year: $1,672,809.

    The aggregate market value of the issuer's voting common stock held by non-affiliates was approximately $30,917,000 based upon the closing price of the common stock on June 24, 1999, as quoted by the Nasdaq SmallCap Market.

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: on June 14, 1999, the number of issued and outstanding shares of common stock was 8,293,124.

    Transitional Small Business Disclosure Format: Yes [  ] No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  E-NET, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
                                                        PART I
   Item 1.  Description of Business........................................................................           3
   Item 2.  Description of Properties......................................................................          11
   Item 3.  Legal Proceedings..............................................................................          12
   Item 4.  Submission of Matters to a Vote of Security Holders............................................          12

                                                        PART II
   Item 5.  Market for Common Equity and Related Stockholders Matters......................................          13
   Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........          14
   Item 7.  Financial Statements...........................................................................          17
   Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          31

                                                       PART III
   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
              the Exchange Act.............................................................................          33
  Item 10.  Executive Compensation.........................................................................          36
  Item 11.  Security Ownership of Certain Beneficial Owners and Management.................................          39
  Item 12.  Certain Relationships and Related Transactions.................................................          40
  Item 13.  Exhibits, List and Reports on Form 8-K.........................................................          42

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

    e-Net develops, produces, markets and supports open telecommunications software and related hardware that enable, enhance, and manage telephone communications over the Internet, private Internet Protocol networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks"). Our Telecom 2000-TM- products ("Telecom 2000 Products") provide a user-friendly method of high fidelity telephone communications through Digital Data Networks. Through the use of Telecom 2000 Products, our enterprise customers can reduce their telephone expenses by extending their telephone services to remote offices and mobile employees, in some cases bypassing long distance service charges, while using their existing internal Digital Data Networks. Our service provider customers can offer reduced long distance service or enhanced messaging services combined with Internet Protocol data and telephony services.

    We believe that, due to demand for lower cost telephone service, the market for telephony through Digital Data Networks, while in its early stages, holds significant potential for growth. Several reports issued by technology industry analysts forecast the growth of this market for Internet telephony gateways to be in the multiple billions by 2001. We continue to believe in the forecast potential. However, neither e-Net nor the industry as a whole has yet experienced that growth for a variety of reasons. We have continued to market and sell to service provider customers while the market for enterprise customers develops and matures.

    We own U.S. Patent No. 5,526,353, "System and Method for Communicating Audio Data over a Packet-Based Network" (the "353 Patent"). We believe that the 353 Patent is the first patent that specifically involves telephony through Digital Data Networks. We believe that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through Digital Data Networks. We cannot make any assurances, however, as to the advantages or protection that may result from the 353 Patent. Our current and anticipated product line is not wholly dependent on the validity or applicability of the 353 Patent. Not all of our products are covered by the 353 Patent.

    Our Telecom 2000 Products enable telephony through Digital Data Networks. Telecom 2000 products generally provide high fidelity duplex voice and tele-facsimile through Digital Data Networks, and also generally offer traditional telephony features like call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. We view our products as offering several competitive advantages. First, Telecom 2000 Products facilitate low-cost Digital Data Network telephone service with substantially the same operating features and the voice quality of traditional telephone service. Next, the use of Telecom 2000 Products can be gradually implemented so the user grows from small installations to large installations while maintaining high levels of performance and preserving a substantial amount of its prior technology investment. Finally, the distributed architecture of Telecom 2000 Products is designed to avoid certain problems associated with centralized systems, such as the risk of system-wide telephony loss due to the malfunction of a single computer or PBX, limitations on system growth and excessive hardware cost.

    There are three classes of Telecom 2000 Products, two of which have products available for delivery now. The first class comprises the smallest system with the lowest number of ports, and includes the Telecom 2000 Desktop System and the Telecom 2000 retail system called "NetConnect", both of which currently are being sold. The second class, Telecom 2000 Customer Premises-based Gateway Systems, now available for delivery, comprises medium-sized systems with between 24 and 96 ports in a single chassis, serving as a "gateway" to Digital Data Networks. These systems consolidate customer site-originated telephone calling with Digital Data Network-based transport efficiency and lower cost than traditional methods. The third class, Telecom 2000 Carrier-Class Gateways, now under development, comprises gateway products with a large number of ports, which are expected to offer over 1,000 simultaneous call capacity in a single chassis. We intend these systems to meet interconnection and compression standards and to be appropriate for sales to telephone carriers.

    We have established, and expect to continue to establish, a variety of strategic relationships that are intended to result in the embedding of e-Net telephony-enabling technology in various Digital Data Network devices. Examples of our existing strategic relationships follow:

STRATEGIC RELATIONSHIP                           DATE ESTABLISHED                      PURPOSE
----------------------------------------------  ------------------  ----------------------------------------------
Sprint Communications Company                   March 1996          Main Carrier Internet Services and voice-over
                                                                    data product planning and testing

Magellan Network Systems, Inc                   August 1997         Carrier-Class Gateway Product applications
                                                                    software

Summa Four, Inc. (now part of Cisco Systems,    December 1997       Carrier-Class Gateway Product hardware
  Inc.)                                                             resource/programmable switch backplane

Com21, Inc.                                     January 1998        Cable television modem telephony

IDT Corporation                                 April 1998          Retail consumer product telephone software
                                                                    bundling and network access

Edutek Education Systems, Inc.                  May 1999            Reseller of wireless voice-over-data system

COMPANY BACKGROUND

    Since our founding in 1995, we have focused on the development of software-based telecommunications products that enable, enhance or manage telephone communications. We announced our first Telecom 2000 Products in April 1996, then we established "beta" test sites for the Telecom 2000 system. After completing "beta" testing, in May 1997 we announced the Internet Protocol version of Telecom 2000. In July 1997, we began sales of Telecom 2000 Products with the introduction of the Telecom 2000 Desktop System.

    We began to sell Telecom 2000 Products in July 1997 with the introduction of the Telecom 2000 Desktop System. We announced the Telecom 2000 Customer Premise Equipment Gateway Systems, also known as the Telecom 2000 T1/E1 Digital Trunk Interface, in October 1997; that product became generally available in February 1998. In December 1997, we announced our development plan for the Telecom 2000 Carrier-Class Gateway in conjunction with Summa Four, Inc. We began planning for large-systems development in 1998, although this project has been delayed due to the acquisition of Summa Four by Cisco Systems, Inc. in mid-1998. We announced the general availability of our Telecom 2000 retail system called "NetConnect" in May 1998.

    In 1998 we expanded the use of our technology by beginning to develop voice-over-cable-television products in conjunction with Com 21, Inc. In 1998, we also delivered our 24 port and 30 port T1/E1 Digital Trunk Interface product in the medium system range. We also developed customer relationships with emerging communications services companies in the domestic U.S., Latin America, and Europe.

    In 1998, we recognized that the delay in growth of generally forecast demand for Digital Data Network telephony meant that we needed to focus our immediate sales activities in niche areas. By early 1999, we had identified three such niche markets: voice-over-cable-television, small-to-mid-sized, newer telecommunications services companies ("Next-Generation Telcos"), and World Wide Web-based Internet telephony for internet commerce and otherwise. To further the voice-over-cable-television niche, we modified and expanded our Com21 contract to include more telephone features and to address the Internet Protocol for the product. Also in this niche, we began to seek additional voice-over-cable-television product partners. To further the Next-Generation Telco niche, we completed development of an intelligent module for the medium-sized Digital Trunk Interface product called the T2000 Gatekeeper. Also in this niche, we developed the capability to use our products on wireless Digital Data Networks, offering this customer base a low infrastructure cost system alternative, and we contracted with Edutek Education Systems, Inc. to sell our wireless product to school systems. To further the World Wide Web-based internet telephony niche, we developed and enhanced our software-only T2000 product, T2000 TS Express. As a distribution strategy for this niche, we created a wholly-owned subsidiary, ZeroPlus.Com, Inc.

INDUSTRY BACKGROUND

    In the mid-1990's, companies began to develop and market products that delivered audio, including voice, over the Internet. Early Internet telephony required cumbersome components to make Internet-based telephone calls, such as personal computer speakers and microphones. In addition, participants in the telephone call had to use identical software, running at the same time. Voice quality was often poor. Many products had a half-duplex nature and experienced long delays. However, the promise of this technology was established because the Internet telephone call could seemingly be made "free," even over long international distances. Because of the extraordinary increase in users of the Internet, a large target market for the products began to develop. See "--Competition."

    "Voice-over-Internet Protocol" refers to the transmission of voice as digital data on Internet Protocol-compatible networks, which include the Internet as well as Internet-compatible, private "Intranets." Internet Protocol networks are increasing in usage and popularity as a function of an increase in the number of Internet users. "Telephony" is distinguishable from "voice" in that voice is the sound of speech, whereas "telephony" means voice coupled with features such as full-duplex, call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. We believe that telephony on Internet Protocol networks is becoming more attractive because of the low cost of using Internet Protocol networks (especially the Internet), because of the growing number of Internet Protocol network users and because Internet Protocol telephony products like ours are improving their voice sound quality.

TELECOM 2000-TM- PRODUCTS

    Our Telecom 2000 Products enable telephony through Digital Data Networks. Telecom 2000 Products provide high fidelity duplex voice and tele-facsimile through Digital Data Networks, and also generally offer traditional telephony features such as call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. We view our products as offering several competitive advantages. First, Telecom 2000 Products facilitate low-cost Digital Data Network telephone service with substantially the same operating features and the voice quality of traditional telephone service. Next, the use of Telecom 2000 Products can be gradually implemented so that growth from small installations to large installations can occur while the user maintains high levels of performance and preserves a substantial amount of its prior technology investment. Finally, the distributed architecture of Telecom 2000 Products is designed to avoid problems associated with centralized systems, such as system-wide telephony loss due to the malfunction of a single computer or PBX, limitations on system growth and excessive hardware cost. There are three classes of Telecom 2000 Products, two of which include products that are available for delivery.

    TELECOM 2000 DESKTOP--SMALL SYSTEMS

    This product set, with sales commencing in July 1997, consists of our award-winning Telecom 2000 Desktop system with two main components, the station card (the T2000-TS) and the two port central office card (the T2000-CO). This system uses the customer's existing network computer installed base and its fixed-cost, available-capacity local area network or wide area network, as well as the public internet, to provide peer-to-peer toll-quality telephony, with or without the use of a PBX. Also in this set is a station card, which does not include a network interface component (the T2000-TS Lite), but which allows users to use any existing PC network interface.

    The small systems product set also includes the Telecom 2000 retail consumer product called NetConnect, which we announced as generally available in May 1998. This product is a station card, similar to the T2000-TS Lite, with a dial-up functionality enabling public internet telephony for the individual consumer and home use. It is the lowest-priced Telecom 2000 Product offering and, in our view, offers a broad market potential. In combination with some of the advanced internet "chat-room" services, this product is designed to provide a unique, secure, private-dialing-plan Internet telephony service with high fidelity, at a low price. We also have a software only product for telephony over Digital Data Networks, called T2000 TS Express.

    Generally speaking, Telecom 2000 Desktop products are characterized by embedded firmware, which can be placed on a computer integrated circuit board, in the assembly of a modem (cable TV set-top, DSL box, ISDN pipe) or in a router, switch or multiplexer. Telecom 2000 Desktop products start with one port and scale up to 24 ports. The current price range of the Telecom 2000 Desktop product set is between $100 and $5,000.

    TELECOM 2000 CUSTOMER-PREMISES-BASED GATEWAY--MEDIUM SYSTEMS

    We announced the Telecom 2000 Customer-Premises-based Gateway product set in October 1997 and made it available for shipment in February 1998. This product provides port density voice-over-data advantages in increments of 8, 12, 24 or 30 ports, consolidates customer site-originated telephone calling for data network-based transport and efficiency and delivers a mid-level of data network call volume handling on a cost-effective basis. This product set has an entry-level unit that starts with 8 or 12 analog ports (the T2000 MultipleTelSet Gateway). The next largest unit of product in this set is the 24 or 30 port digital gateway, (the T2000 Digital Trunk Interface). The T2000 Digital Trunk Interface Gateway can be expanded to 48 and 96 or 60 ports in a single chassis depending on the telephone switching interface requirement. Each chassis is capable of being interconnected to obtain single-device performance, gaining more ports as a function of this "linking" or "ganging."

    This product set also has a component (the T2000 GateKeeper) that provides the intelligence needed to support our Next-Generation Telco customers, including the capability for, for example, call routing and related table formation, least cost routing, and call detail record/billing record formation.

    The resulting product suite delivers a customer site application of high voice quality with a low per-port data network telephony price. The current price range of the Telecom 2000 Customer-Premises-based Gateway product set is between $5,000 and $50,000.

    TELECOM 2000-TM- CARRIER-CLASS GATEWAY--LARGE SYSTEMS

    We announced the large systems product set, Telecom 2000 Carrier-Class Gateways, in December 1997. However, this project has been delayed due to the acquisition of Summa Four by Cisco Systems, Inc.

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

OTHER PRODUCTS AND SERVICES

    E-NET NMS-TM- AND INTELLISERIES-TM-

    We sell a proprietary, expert systems-based, user friendly, object-oriented network and system management product called the e-Net NMS-TM- network management system. e-Net NMS provides enterprises with a broad range of capabilities for managing global telephone and data networks. This product offers automated management of operating problems, system configuration, system performance, system security, accounting, network traffic optimization and re-routing, configuration and database management, and system failure detection.

    We have developed a set of products called IntelliSeries-TM- to provide a simple, inexpensive network usage and billing reporting capability. IntelliSeries uses imaging technology and is a general-purpose search and retrieval engine that can be used in a wide variety of user applications. One of our clients, Sprint, uses IntelliSeries products to provide its clients with database access to their monthly call detail record data and frame relay performance data.

    We believe that Telecom 2000 Products and competitors' voice-over-data products will gain usage on Digital Data Networks, and that this increase in usage will create greater data volume on Digital Data Networks. We anticipate that this volume growth will increase the opportunity for sales of data network management and network reporting products like our NMS and IntelliSeries products. We intend to couple sales and marketing of Telecom 2000 Products with marketing activity for our NMS and IntelliSeries Products.

STRATEGIC RELATIONSHIPS

    We have established, and intend to continue to establish, a variety of strategic relationships that are intended to result in the embedding of our telephony-enabling technology in various Digital Data Network devices. Strategic partners are important to us because they have developed products or they deliver services established in the Digital Data Network communications market, but have not yet implemented telephony capability within those products or services.

    To date, Sprint has been our largest customer. The IP Dial Support contract provided a significant increase in revenue to the Company, grew the Sprint technology relationship, validated the efficacy of the use of the IntelliSeries products and increased our involvement in the Internet-related business and technology.

    In January 1998, we announced that we had been awarded a contract from Com21, Inc. This agreement provides that we will deliver certain of its existing software to Com 21 and develop additional software for Com21. We intend the combined software delivered and developed by e-Net for Com21 to be used to integrate telephone and tele-facsimile capabilities into a cable television modem embedded in the cable television control unit typically located on top of the consumer's television set. We expect this new system to allow customers to plug their telephone, tele-facsimile and/or computer into their cable television system to take advantage of the speed of the cable system, which far exceeds the speed of other home data network transmission lines. Customers of cable systems would be able to make local calls without existing local exchange carrier fees, and customers of cable systems that are connected to cable systems in other localities would be able to make long distance calls through the cable television system without incurring the long distance toll charges assessed by traditional long-distance telephony service carriers. The contract calls for us to receive an up-front payment, milestone payments and a per-unit royalty for the 30 months following the introduction of the product. In January 1999, we expanded this contract to add more telephone features and to address the Internet Protocol for the product, and the royalty period was extended from 30 to 42 months. The contract is not exclusive, and we hope to expand our offering of telephony products in the cable television market. Com21, which is located in Milpitas, California, develops, manufactures and markets cable modem based communication systems. Its

ComUNITY Access system provides end-to-end Ethernet data communications over cable TV networks. The underlying ATM architecture makes possible mixed media (voice, data, video) applications from the same cable modem platform. Com21's systems serve business, small office, home office and residential markets.

    Magellan Network Systems, Inc. and e-Net began work together in August 1997. Magellan specializes in developing software-based billing systems for carriers. The two companies are in discussion to cooperatively develop and sell billing, account provisioning, and commissioning systems for Telecom 2000 Carrier-Class Gateway Large Systems.

    SummaFour, Inc. and e-Net entered into a contract in December 1997 to jointly develop a product within the Telecom 2000 Carrier-Class Gateway Large Systems product set. e-Net acquired a SummaFour VCO 4K programmable switch in April 1998, and began the development effort. However, in July 1998 SummaFour was acquired by Cisco Systems, Inc. Although e-Net and Cisco have since had discussions regarding continuing this project, the effort has been delayed while SummaFour reorganizes within Cisco.

    IDT Corporation and e-Net began work together in April 1998. IDT licenses a software product called Net2Phone-TM-, which e-Net bundles with its retail consumer hardware product called NetConnect. Net2Phone-TM- and NetConnect together allow a personal computer user to make telephone calls with an ordinary telephone handset either on a Digital Data Network to another personal computer user equipped with these products, or off a Digital Data Network to any telephone on the public telephone system. Under its contract with IDT, e-Net receives a six percent of revenue overriding royalty from IDT on revenues IDT derives from e-Net's NetConnect sales.

    Edutek Education Systems, Inc. and e-Net reached an agreement in May 1999 under which Edutek integrates our products into a wireless voice-over-data system designed to deliver internet access, data communication, and telephony on a single network. Edutek resells this system to school districts for classroom teaching purposes, especially in portable classrooms that do not have a wiring infrastructure for communications. In May, Edutek ordered over $2 million of e-Net products for delivery in the next 12 months.

SALES AND MARKETING STRATEGY

    Our primary sales and marketing strategy is to expand our sales force and dedicate that force to creating strategic end-users and reseller channels for our products. This strategy commenced with the hiring of our first Vice-President of Sales in October 1997, and the subsequent hiring of four new Account Managers. With this sales force in place, we are seeking to establish a few larger installed bases of users of Telecom 2000 Products.

    With the over one hundred corporate customers who have purchased the Telecom 2000 Starter Kit, an introductory unit of Telecom 2000 Desktop system, we believe we are beginning to create a class of "strategic end users." We believe that many of these corporate enterprises have the capability to evolve into multi-user Telecom 2000 customers. Therefore, a first priority for our business strategy is to take advantage of these accounts and increase their usage of our products.

    We expect to further promote this sales strategy by the expansion of distribution arrangements through distributors and systems integrators. We intend to use a "channel sales" approach to penetrate its target markets. These channels will be based upon "value-added" inventory/warehousing capability, sales volume commitments, geographical positioning and other factors. We have and are developing relationships with carrier product distributors, personal computer system integrators, complex information system builders and managers, Government-oriented resellers and foreign-country located dealers. We have existing reseller relationships with Edutek Education Systems, Inc., Government Technology Services, Inc., and Eagle Communications, Inc. Several other major corporations have engaged in significant product testing dialogue with us and have acquired products for testing as a preliminary step toward developing more formal distribution arrangements.

    We adopted a number of additional sales techniques and have targeted certain other markets in order to enhance our primary sales strategy. These include: entering into royalty and licensing agreements for our intellectual products (such as the Com21 contract); stressing the advantages offered by telephone usage on the Internet and private IP networks to the increasing number of major corporations that make routine use of these DDNs; marketing to the increasing numbers of small businesses and individuals that use the Internet by stressing the cost advantages and ease of use of our products; marketing on the Internet itself, our web site, to more directly target the existing Internet users who we believe are more likely to recognize the advantages of our products; marketing to PC users through print and television advertisements, with sales promotions such as trade shows and technology expositions, and other efforts to garner media coverage; and through our three-person telephone sales organization.

    In early 1999, we identified a need to focus sales activities in three niche markets: voice-over-cable-television; small-to-mid-sized newer telecommunications services companies (i.e. Next-Generation Telcos); and World Wide Web-based internet telephony for internet commerce and otherwise. To further the voice over-cable-television niche, we modified and expanded our Com21, Inc. contract to include more telephone features and to address the Internet Protocol for the product. Also in this niche, we sought and continue to seek, additional voice-over-cable-television product partners. To further the Next-Generation Telco niche, we completed development of an intelligent module, the T2000 Gatekeeper, for the medium-sized digital trunk interface product. Also in this niche, we developed a capability to use our products on wireless Digital Data Networks offering this customer base a low-infrastructure cost system alternative, and we contracted with Edutek Education Systems, Inc. to sell the wireless product to school systems. To further the World Wide Web-based internet telephony niche, we developed and enhanced our software-only T2000 product, T2000-TS Express. As a distribution strategy for this niche, we created a wholly-owned subsidiary, ZeroPlus.Com, Inc.

    The market for our software and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce over Digital Data Networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. While we believe that our products offer significant advantages for telephony over Digital Data Networks, there can be no assurance that Digital Data Network telephony will become widespread, or that our products for Digital Data Network telephony will become adopted for these purposes.

GOVERNMENT REGULATION

    We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally including the need to obtain Federal Communications Commission approval of certain products that connect directly to the public telephone system, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet or to Internet telephony. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as regulation of prices charged for this kind of telephony, user privacy, and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet or of Internet telephony, which may in turn decrease the demand for our products and increase our cost of doing business or otherwise have a material adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

    In March 1996, we acquired all right, title and interest in and to the 353 Patent. We believe that the 353 Patent is the first patent that specifically involves telephony through Digital Data Networks. We believe that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through Digital Data Networks. We can make no assurances, however, as to the advantages or protection that may result from the 353 Patent. Our current and anticipated product line is not wholly dependent on the validity or applicability of the 353 Patent. Not all of our products are covered by the 353 Patent.

    Our success and ability to compete is dependent in part upon its proprietary technology. The source code for our proprietary software is protected both as a trade secret and as a patented work, which we believe is a competitive advantage. We can make no assurances as to the advantages or protection that may result from our proprietary technology. We also use technology that we purchase or license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Of particular note is standards-based compression software that we currently license from elemedia, an affiliate of Lucent Technologies, Inc. We can make no assurances that these technology licenses will continue to be available to us on commercially reasonable terms. We believe that we are not unduly reliant on any of these third parties or their products. We are aware of alternate sources of supply; however, the loss of or inability to maintain any of these technology licenses may result in delays or reductions in product shipments until equivalent technology may be identified, licensed and integrated. Any such delays or reductions in product shipments may materially and adversely affect our business, operating results and financial condition.

COMPETITION

    The market for Digital Data Network products and services, including the telephony application, is new, intensely competitive, rapidly evolving and subject to rapid technological change. We expect competition to persist, intensify and increase in the future, from start-up companies to major technology and telecommunications companies. Almost all of our current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than us. Such competition may materially and adversely affect our business, operating results or financial condition.

    The sets of competitors associated with the three classes of Telecom 2000 Products are:

    DIGITAL DATA NETWORK TELEPHONY SMALL SYSTEMS

    A number of companies in this field have developed low-speed, half-duplex audio/voice communications software programs that use the internet as a voice network and deliver voice by means of PC-based software, mostly for home users. These products compete with the Telecom 2000 Desktop Retail Consumer systems. Some of these competing products use the telephone handset, while some rely on PC-based speakers and microphones. Many of these products deliver voice sound which is delayed or which contains echo and "jitter," producing overall low quality, but some of these products are sold at a price substantially lower than our products. Generally designed for the home user market, these competitor products have gained market share compared to us, and some of the competitors are large software corporations that specialize in home PC software, giving them a competitive marketing advantage to us due to their greater distribution channel capacity and name recognition.

    Some of the competitive products in this market provide computer telephony graphical user interfaces in accordance with the Microsoft Telephony Applications Programmer Interface standard, as do we, while some do not. The level of sophistication of the graphical user interface varies among the competitors. Some of our competitors have developed, produced and marketed products strictly for internet telephony, not for other Digital Data Networks, while other competitors do not offer Internet Protocol telephony but reside only on Asynchronous Transfer Mode-type Digital Data Networks. We believe that our products are well-positioned because they offer telephony on all Digital Data Networks, including Ethernet in local area networks, which is relatively uncommon among our competitors. Within this field of competitors, some companies have developed, produced and marketed end-user/client application products that extend or replace PBX devices with computer software technology, like us, delivering PBX-like features such as call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like.

    Microsoft Corp., VocalTec Inc., NetSpeak Corp., Altigen Communications, Inc., Sphere Communications, Inc. and Quicknet Technologies, Inc. are some of the companies that compete with e-Net in the small systems market.

    DIGITAL DATA NETWORK TELEPHONY MEDIUM SYSTEMS

    The companies that offer customer-premises-based gateway products delivering voice over Digital Data Networks that compete with Telecom 2000 Customer-Premises-based Gateway systems are, in some cases, larger and have more significant revenues than us. The greater size and market share of such companies may offer them greater distribution channel capacity and name recognition. Most of these companies offer telephony software features residing in computer file servers, so that all common telephone features such as dial-tone and off-hook detection are centralized. This approach has allowed these competitors to complete product development earlier in the technology cycle than us; however, we believe that our products are well positioned now to gain market share due to the performance and cost advantages of their distributed architecture.

    VocalTec Inc., NetSpeak Corp., Micom Communications Corporation (a wholly-owned subsidiary of Nortel Corporation), Clarent Corporation and Inter-Tel Communications are some of the companies that compete with us in the medium systems market.

    DIGITAL DATA NETWORK TELEPHONY LARGE SYSTEMS

    We have reviewed a number of competitors' announcements that make general reference to intentions to launch or commence IP telephony products to enable voice for Internet service providers and data communications carriers. Communication product companies with announced plans of this general nature that may compete with us in the future include Cisco Systems, Inc., Lucent Technologies, Inc., 3Com Corporation, and Nortel Networks, Inc.

PRODUCT DEVELOPMENT

    Our current development efforts are focused on new products, product enhancements and implementing existing products within the three classes of Telecom 2000 Products: the Telecom 2000 Desktop and Retail Consumer systems, Telecom 2000 Customer-Premises-based Gateway, and the Telecom 2000 Carrier-Class Gateway system.

    DIGITAL DATA NETWORK TELEPHONY SMALL SYSTEMS

    For the Telecom 2000 Desktop product, one development priority is the improvement of DDN telephony network management software specific to the Telecom 2000 Desktop product. If very large numbers of Telecom 2000 Desktop product are installed on an private Digital Data Network intranet, we believe that customers will need network traffic engineering software to optimize the product's performance. We are also enhancing the conference-calling capability of this product to create a teleconferencing bridge that will extend the number of simultaneous conference calls on the system from the current three-call maximum to a 24 call maximum. We believe that the development associated with the Telecom 2000 Desktop product network management software and teleconferencing bridge will be completed by September 1999. In addition, we continue to develop the Com21, Inc. voice-over-cable-television product, both in accordance with estimated schedules and the contract's requirements.

    DIGITAL DATA NETWORK TELEPHONY MEDIUM SYSTEMS

    A development priority for our Telecom 2000 Customer-Premises-based Gateway products is the implementation of a greater level of "voice compression." Voice compression allows the products to transport more digital telephony on Digital Data Networks without increasing the bandwidth of the Digital Data Network. Digital Data Network bandwidth is valuable, and by compressing telephony, greater financial savings are gained by users. We currently use a relatively modest compression scheme, known in the industry as "PCM," for our Telecom 2000 Customer-Premises-based Gateway products. We have also made SX7300 compression generally available, which is a significantly greater degree of compression, for Telecom 2000 Customer-Premises-based Gateway products since May 1998. We have developed a PCM compression capability for our wireless systems, and we have developed ADPCM compression for the Telecom 2000 medium systems. We had available for delivery to customers additional alternative compression schemes by the end of 1998.

    Greater voice compression, generally speaking, degrades voice quality for Digital Data Network telephony, so that Digital Data Network telephony users choose between the benefits of low bandwidth consumption and poor voice quality or the expense of higher bandwidth consumption with better voice quality. Our development seeks to reduce the lower voice quality of compression, and to allow customers to determine which bandwidth cost/voice quality tradeoff best suits their needs.

    DIGITAL DATA NETWORK TELEPHONY LARGE SYSTEMS

    The Telecom 2000 Carrier-Class Gateway product, currently under development in conjunction with SummaFour, Inc., now a part of Cisco Systems, Inc., remains a longer-term priority, although our focus currently is on three niche markets for which this product is not currently required. Although we continue to hold discussions regarding the implementation of this project, it has been delayed while SummaFour is reorganized within Cisco. While we hope to complete this project with SummaFour, we intend to seek a product development partner to replace SummaFour, if necessary.

    We can give no assurance that product development will occur as expected or otherwise on a timely and cost-effective basis, or, if introduced, that our products will achieve market acceptance. If not, then our business, financial condition and results of operations would be materially and adversely affected.

    At March 31, 1999, we capitalized approximately $488,600, net of amortization, in software product development costs. All other product development costs have been expensed as incurred. We believe that significant investments in research and development are required to remain competitive. As a consequence, we intend to maintain the amount of research and development expenditures in the future.

YEAR 2000 MATTERS

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, consequently, in the year 2000 those systems may be unable to accurately process certain date-based information. We potentially could be affected by this issue through the internal computer applications on which we rely, as well as the software that we develop and sell. We are in process of reviewing all of our significant third party applications and obtaining documentation from the manufacturers that certify Year 2000 compliance or provide appropriate assurances of future compliance. We are also in process of examining the architecture of our products, as well as documentation on the third party components that are integrated into our software products. We believe, although at this stage no assurance can be given, that our products already are Year 2000 compliant. We are also implementing a test plan, both for third party-supplied internal applications and for our developed or integrated program products, to validate the results of its initial review.

    Our testing plan for the computer programs acquired from third parties and used internally for our infrastructure (financial, administration, internal data communications, and the like) was completed by

December 31, 1998. The results of this testing and internal systems review indicate that either no program-based outages or significant system degradation arising from Year 2000 is expected regarding the programs, or any such issues are covered by suppliers' warranties; or the programs are supplied by major manufacturers (Microsoft Corporation, Intel Corporation, and the like) for whom no viable alternative suppliers exist. For programs without viable alternatives, there is no contingency plan available to us; however, our Year 2000 performance issues under these programs will not be significantly different from problems which users of those programs generally experience, and users of those programs represent a significant number of all business computer program users. The costs of testing and reviewing third party-supplied internal applications has been relatively nominal, and principally related to our on-staff Operations organization reviewing third party documentation, examining program performance under test scenarios, and querying third party vendor technical points of contact about Year 2000 compliance.

    Our testing plan for our own products, both those developed by us and those that integrate third party products, is still underway and is due to be completed by September 30, 1999. Should we find any items that are not Year 2000 compliant in the course of our testing, we will endeavor to take the necessary actions to correct the matter, and will endeavor to develop a contingency plan by September 30, 1999. The costs of any such remediation effort are unknown at this time; however, we anticipate that this testing activity and associated costs will be borne internally within our Quality Assurance organization, and that this remediation activity and associated costs will be borne internally within our Product Development organization.

    At this time, we do not anticipate that Year 2000 compliance activities will have a material effect on our business, product development, financial position or results of operations. However, we can make no assurance that our systems and products are Year 2000 compliant until the successful completion of our testing procedures. Additionally, despite the testing and review undertaken by us, there can be no assurance that the systems of other companies on which we rely will be Year 2000 compliant. Either of these unfavorable results could result in a material adverse effect on our business, financial condition and results of operations.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    Certain statements that we have made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We and our representatives may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements for us to be materially different from those contemplated by forward-looking statements, including the following important factors.

    The markets we serve are subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing services and products obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by product advancements by competitors. The life cycles of our services and products are difficult to estimate. Broad acceptance of our products and services by customers is critical to our future success, as is our ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards, particularly client/server and Internet communications and security protocols. We can give no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of services and products, or that new services and products and enhancements will meet the requirements of the marketplace and achieve market acceptance. Further, because we have only recently commenced sales of our Telecom 2000

Products, we can give no assurance that, despite testing by us and by current and potential customers, errors will not be found in our products, or, if discovered, that we will successfully correct them in a timely manner. If we are unable to develop and introduce services and products in a timely manner in response to changing market conditions or customer requirements, our business, financial condition and results of operations would be materially and adversely affected.

    Businesses in the United States and abroad that are engaged in internet technologies, products and services are substantial in number and highly competitive, particularly in the field of internet and Internet Protocol network telephony. Many of the companies with which we intend to compete are substantially larger and have substantially greater resources than us. It is also likely that other competitors will emerge in the future. We will compete with companies that have greater market recognition, greater resources and broader capabilities than we will. As a consequence, there is no assurance that we will be able to successfully compete in the marketplace.

    We believe that our future success will depend in large part upon our continued ability to recruit and retain highly qualified technical personnel. Competition for highly qualified technical personnel is significant, particularly in the geographic area in which our operations are located. No assurances can be made that our relationships with our employees will remain favorable to us.

    In March 1996, we acquired all right, title and interest in and to the 353 Patent. We believe that the 353 Patent is the first patent that specifically involves telephony through Digital Data Networks. We also believe that the 353 Patent may provide certain strategic and technological advantages in the emerging market for telephony through Digital Data Networks. We can make no assurances, however, as to the advantages or protection that may result from the 353 Patent.

    We currently have other patent and trademark applications pending; however, there can be no assurance that these applications will be granted, or, if granted, will result in substantial value to us. We file additional patent, trademark and copyright applications relating to certain of our products and technologies. If patents, trademarks or copyrights are granted, there can be no assurance as to the extent of the protection that will be granted to us as a result of having such patents, trademarks or copyrights or that we will be able to afford the expenses of any litigation which may be necessary to enforce its proprietary rights. Failure of our patents, trademark and copyright applications may have a material adverse effect on our business. Except as may be required by the filing of patent, trademark and copyright applications, we will attempt to keep all other proprietary information secret and to take such actions as may be necessary to prevent the disclosure of the results of its development activities and protect its trade secrets under applicable law. Such steps are expected to include the execution of nondisclosure agreements by key personnel and may also include the imposition of restrictive agreements on purchasers of our products and services. There is no assurance that the execution of such agreements will be effective to protect us, that we will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by us pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

    We caution that the preceding list of cautionary statements is not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of us.

ITEM 2. DESCRIPTION OF PROPERTIES.

    We lease approximately 19,100 square feet for our principal executive offices, which are located at 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Our Austin, Texas product development facilities are approximately 4,000 square feet and are located at 12710 Research Blvd., Austin, Texas 78759. We also lease approximately 1,500 square feet for storage and excess capacity located at 12325 Hymeadow Drive, Austin, Texas 78750. Base rental for the current premises is approximately $23,900, $6,600, and $1,200 per month, respectively. The leases require us to pay certain property taxes and certain operating expenses. We believe that our current and anticipated facilities are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS.

    We are the defendant in civil litigation originally brought in the 15(th) Judicial Circuit in and for Palm Beach County, Florida, by the holders of 300,000 warrants issued in connection with the underwriting of our initial public offering. The warrant holders allege that we did not register the re-offer and resale of those warrants when required by the Underwriting Agreement and Representative's Warrant Agreement between the Company and Barron Chase Securities, Inc., the underwriter of our initial public offering. The warrant holders, to whom Barron Chase assigned its rights to receive those warrants and who include Robert Kirk, the President of Barron Chase (as holder of 240,000 of the 300,000 total warrants), seek to recover between $2,562,000 and $2,862,000 in alleged losses. We have removed the case to the United States District Court for the Southern District of Florida.

    We dispute the warrant holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believe that we have complied with our obligations under the Underwriting Agreement and Representative's Warrant Agreement. While we intend to vigorously defend this case, we believe it is too early to form an opinion as to its ultimate impact on our financial condition or results of operations and can give no assurance in that regard.

    We are a co-defendant in civil litigation brought by Prudential Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of e-Net. The action alleges that either we or American Stock Transfer & Trust Co., the transfer agent for our common stock, improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. We have moved to have the Prudential suit dismissed and have filed a countersuit against Prudential and a cross-claim against American Stock Transfer seeking indemnity. American Stock Transfer has filed a cross-claim against us for, among other things, indemnity, to recover any amounts it pays Prudential or expends in defending the suit American Stock Transfer has cross-claimed against the non-affiliate shareholder, and also against Morgan Stanley Dean Witter and a broker formerly employed by Morgan Stanley and Prudential.

    We believe the claims against us are without merit and that our actions will cause the matter to be either entirely dismissed or will otherwise eliminate us from any liability. We are vigorously defending the matter and do not believe the outcome of the suit or any related countersuits or cross-claims will have a material adverse impact on our financial position or results of operations.

    We have applied for exemptions from states in which we solicited the exercise of our publicly-traded common stock warrants, which we redeemed on June 19, 1998. We have been notified by the states of Alabama, Idaho, Maryland, Massachusetts, Michigan, New Hampshire, and North Carolina that those states disagree with our claim of exempt status for this solicitation and that our solicitation have asserted we allegedly violated these states' securities laws. We have reached settlement agreements with these states whereby we will offer rescission of warrant exercises to eligible residents of these states, will pay a $5000 fine in some of the states, and we will monitor any complaints we receive from residents of these states regarding this solicitation. Under the settlement, we admit to no wrongdoing with regard to the solicitation in question.

    We believe that the complaining states' positions are legally incorrect; however, we also believe that the cost of disputing this matter with these states would outweigh any costs associated with settling this matter. The costs of accomplishing this settlement, specifically of the rescission element of the settlement, are impossible to estimate to a reasonable degree of accuracy; however, these costs appear to be declining over time as the settlement process with the complaining states is finalized. We believe it is too early to form an opinion as to this matter's ultimate cost. However, we do not believe the outcome of this matter will have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock, par value $.01 per share, has traded on the Nasdaq SmallCap Market since April 8, 1997, under the symbol "ETEL." On June 14, 1999, the closing price of the Common Stock was $2.9375 per share. There are approximately 65 record holders of our Common Stock. The following table sets forth the range of high and low bid prices for our common stock, as quoted on Nasdaq, for the period from April 1, 1998 through March 31, 1999.

                                                                             COMMON STOCK
                                                                         ---------------------
PERIOD                                                                      HIGH        LOW
-----------------------------------------------------------------------  ----------  ---------
April 1--June 30, 1998.................................................  $  19.5000  $  6.6250
July 1--September 30, 1998.............................................  $  20.0000  $  2.6250
October 1--December 31, 1998...........................................  $   8.0310  $  1.8750
January 1--March 31, 1999..............................................  $   6.5000  $  2.7500

    Holders of our Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. We do not anticipate the declaration or payment of any dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that we will ever pay any dividends of any kind.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

SALES

    Sales for the year ended March 31, 1999 were approximately $1,672,800, an increase of 131% from the approximately $722,800 recorded for fiscal year 1998. The revenue increase was due to increased sales of our Telecom 2000 product line. Product sales for the Telecom 2000 product line resulted in approximately $1,127,500 of sales for the fiscal year ended March 31, 1999, compared to approximately $347,500 of product sales for the corresponding fiscal year 1998. Revenue from services for the year ended March 31, 1999, were primarily from two customers.

GROSS PROFIT

    Gross profits for the year ended March 31, 1999 were approximately $72,600 or 4% of sales, compared to the approximately $375,700 or 52% of sales for fiscal year 1998. The gross profit percentage decrease resulted primarily from the writedown in inventory carrying value on Telecomm 2000 products of approximately $565,000 due to the lower than expected sales of those items.

OPERATING EXPENSES

    Selling, general & administrative expenses for the year ended March 31, 1999 were approximately $6,783,600, an increase of 95% over the approximately $3,474,900 recorded for fiscal year 1998. The dollar increase in these expenses over the prior year reflected additional spending for personnel and programs consistent with our emphasis on the Telecom 2000 product line. Also included in these expenses was bad debt expense of approximately $626,400 resulting from an increased allowance against the slow collection of receivables associated with international customers. The increased spending level in fiscal year 1999 also reflected higher spending for programs and promotions needed to generate and support product roll-out of, as well as substantial marketing expenditures made in connection with increased sales of, our Telecom 2000 product line. We expect increases in selling, general & administrative expenses to moderate in fiscal year 2000.

    Research & development expenses for the year ended March 31, 1999, were approximately $2,767,500, a 244% increase over the approximately $804,800 recorded for fiscal year 1998. The increased expenditures for research and development are due to the increase in number of employees and other expenditures devoted to the general development of our technology products. We expect increases in research & development expenses to moderate in fiscal year 2000.

OTHER INCOME (EXPENSE)

    Other income (expense) charges for the year ended March 31, 1999, were approximately $208,100, an increase from the approximately $5,100 recorded for fiscal year 1998. This increase reflects increased interest income arising from an increase in funds invested over the same period in 1998.

OTHER

    To date, inflation and seasonality have not had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In the year ended March 31, 1999, we received net proceeds of approximately $14,300,000 from a private placement of the company's common Stock, the exercise and redemption of our publicly traded common stock warrants, and the exercise of common stock options. We also extended our $1,000,000 credit facility, which is secured by investments, receivables and fixed assets, for two years in June 1999. We used approximately $(7,516,000) in cash flows from operating activities excluding changes in assets and liabilities during the year ended March 31, 1999, compared to approximately $(3,488,000) for fiscal year 1998. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increase in selling, general and administrative expenses and research and development expenses discussed above. The total net cash used by operating activities was approximately $(9,330,000) for the year ended March 31, 1999, compared to approximately $(3,642,300) for the corresponding fiscal year 1998.

    Cash used by investing activities totaled approximately $4,102,000 for the year ended March 31, 1999 as compared to approximately $1,762,000 for fiscal year 1998. The main component of that investing activity was the purchase of short-term securities of approximately $3,658,300, as well as continued expenditures for property and equipment and capitalized software development of approximately $413,700 and $30,000, respectively. The majority of these expenditures related to continuing development of the Telecom 2000 product line.

    Cash provided by financing activities totaled approximately $14,336,400 for the year ended March 31, 1999, compared to approximately $5,880,600 for the corresponding fiscal year 1998. We successfully completed a private placement of 750,000 shares of common stock in April 1998 with net proceeds of approximately $5,121,700. In May 1998, we met the requirements for redeeming our 1,725,000 outstanding publicly traded common stock warrants on June 19, 1998. Warrant exercises prior to redemption yielded net proceeds to us of approximately $8,900,00. We also had common stock option exercises which yielded approximately $223,600 for the year ended March 31, 1999. We have access to a $1,000,000 credit line through May 2001, secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the year ended March 31, 1999.

    We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds of the private placement, warrant exercises, the line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing. While to date we have not arranged to obtain additional capital to meet possible future cash requirements, we recognize that we may need to do so in the future. We can give no assurance that unforeseen events may not require more working capital than we currently have at our disposal, or that we will be able to obtain financing from additional sources.

FUTURE OPERATING RESULTS

    The preceding paragraphs and the following discussion include forward-looking statements regarding our future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in Part I, Item 1 under "Forward Looking and Cautionary Statements," as well as the following statements.

    We have invested significant amounts in the research and development and the initial product roll-out marketing and selling for the Telecom 2000 product line. The emphasis, attention, and dedication of our limited resources for the Telecom 2000 product line have caused and, in management's view, will continue to cause negative operating earnings. However, we believe that the ultimate value and sales potential of the Telecom 2000 product line outweighs the risk of continued operating losses.

    The first products of the Telecom 2000 product line became generally available during the second quarter of fiscal 1998 and we believe that revenues will continue to grow as contracts are finalized and products are delivered over fiscal 2000. The protracted process of obtaining governmental regulatory approval of products (i.e. Federal Communications Commission product certification) and the hiring of senior telecommunications sales and technical staff in the current low-unemployment-rate economy have caused, and may continue to cause, an effect on the delivery of our products to market. To date we have received all regulatory approvals that we have sought, and have been able to hire senior telecommunications sales and technical staff, although we cannot assure such results in the future.

    In 1998, we recognized that the delay in growth of generally forecast demand for telephony over Digital Data Networks meant that we needed to focus our immediate sales activities in niche areas. By early 1999, we had identified three such niche markets: voice-over-cable-television; Next-Generation Telcos; and World Wide Web-based internet telephony for internet commerce and otherwise. While we hope that the interim focus on these niche markets will enable us to generate increased revenues while broader market demand develops for Digital Data Network telephony products, we cannot assure this result. In connection with the wireless market niche, in May 1999, Edutek Education Systems, Inc. ordered over $2 million of e-Net products for delivery in the next 12 months.

    We do not expect revenue growth to occur ratably over the 2000 and 2001 fiscal years; instead, we currently expect that the major impact of the Telecom 2000 product introduction on revenues and earnings will occur during fiscal 2000. Revenue growth in fiscal 2000 will depend to a large extent on the timing of our rollout for additional products in the Telecom 2000 product line, the success of our niche market strategy and the development of market demand for Digital Data Network telephony products.

    Because of the foregoing uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may be inappropriate. In addition, we participate in a highly dynamic industry that may result in significant volatility in the price of our common stock.

IMPACT OF INFLATION

    We do not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in supplies or other operating costs may adversely affect our operations; however, we believe we may increase prices of our products and systems to offset increases in costs of goods sold or other operating costs.

SEASONALITY

    Based on our experience to date, we believe that our future operating results may be subject to quarterly variations based on a variety of factors, but seasonal changes in weather should have little or no effect.

ITEM 7A. MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative instruments in our investment portfolio. We place our investments, by policy, with instruments backed by the full faith and credit of the U.S. Government. We have no cash flow exposure due to interest rate changes.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................................................          18

FINANCIAL STATEMENTS.......................................................................................

  Balance Sheets as of March 31, 1999 and 1998.............................................................          19

  Statements of Operations for the years ended March 31, 1999 and 1998.....................................          20

  Statements of Cash Flows for the years ended March 31, 1999 and 1998.....................................          21

  Statements of Stockholders' Equity as of March 31, 1999 and 1998.........................................          22

  Notes to Financial Statements............................................................................          23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
e-Net, Inc.

    We have audited the accompanying balance sheets of e-Net, Inc. (a Delaware corporation), as of March 31, 1999 and 1998, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Net, Inc., as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Grant Thornton LLP
Vienna, Virginia
June 10, 1999

                                  E-NET, INC.

                                 BALANCE SHEETS

                                                                          MARCH 31,
                                                                   ------------------------
                                                                      1999         1998
                                                                   -----------  -----------
                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents......................................  $ 1,760,627  $   855,743
  Short-term investments.........................................    4,618,587      960,248
  Accounts receivable, net of allowance..........................      749,903      334,602
  Inventory, net.................................................      583,634      202,917
  Prepaid expenses...............................................      120,873      176,264
                                                                   -----------  -----------
TOTAL CURRENT ASSETS.............................................    7,833,624    2,529,774
OTHER ASSETS.....................................................       44,322       14,821
PROPERTY, PLANT AND EQUIPMENT, NET...............................      500,627      372,403
SOFTWARE DEVELOPMENT COSTS, NET..................................      488,570      805,188
                                                                   -----------  -----------
                                                                   $ 8,867,143  $ 3,722,186
                                                                   -----------  -----------
                                                                   -----------  -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable--trade........................................  $   279,266  $   314,010
  Accrued liabilities............................................      669,652      561,093
                                                                   -----------  -----------
TOTAL CURRENT LIABILITIES........................................      948,918      875,103

TOTAL LIABILITIES................................................      948,918      875,103

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares authorized,
    8,291,955 and 5,750,000 shares outstanding at March 31, 1999
    and 1998, respectively.......................................       82,919       57,500
  Stock subscriptions and notes receivable.......................          (23)         (46)
  Additional paid-in capital.....................................   28,479,060   14,163,090
  Retained deficit...............................................  (20,643,731) (11,373,461)
                                                                   -----------  -----------
TOTAL STOCKHOLDERS' EQUITY.......................................    7,918,225    2,847,083
                                                                   -----------  -----------
                                                                   $ 8,867,143  $ 3,722,186
                                                                   -----------  -----------
                                                                   -----------  -----------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                            STATEMENTS OF OPERATIONS

                              FOR THE YEARS ENDED

                                                                                   MARCH 31, 1999  MARCH 31, 1998
                                                                                   --------------  --------------
SALES
  Products.......................................................................   $  1,127,086    $    347,451
  Services.......................................................................        545,723         375,388
                                                                                   --------------  --------------
Total sales......................................................................      1,672,809         722,839
COST OF PRODUCT SOLD AND SERVICE PROVIDED
  Products.......................................................................        852,139         155,109
  Inventory writedown............................................................        565,000              --
  Services.......................................................................        183,031         191,995
                                                                                   --------------  --------------
Total cost of product sold and service provided..................................      1,600,170         347,104
GROSS PROFIT.....................................................................         72,639         375,735
OPERATING EXPENSES
  Selling, general and administrative............................................      6,783,566       3,474,852
  Research and development.......................................................      2,767,455         804,830
                                                                                   --------------  --------------
LOSS FROM OPERATIONS.............................................................     (9,478,382)     (3,903,947)
OTHER INCOME (EXPENSE)
  Interest expense...............................................................             --          (5,214)
  Other expenses.................................................................       (217,944)       (195,403)
  Interest income................................................................        426,056         205,752
                                                                                   --------------  --------------
LOSS BEFORE INCOME TAXES.........................................................     (9,270,270)     (3,898,812)
INCOME TAX PROVISION.............................................................             --              --
                                                                                   --------------  --------------
NET LOSS.........................................................................   $ (9,270,270)   $ (3,898,812)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LOSS PER SHARE--BASIC AND DILUTED................................................   $      (1.17)   $       (.68)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED...........................      7,903,197       5,708,904

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                            STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED

                                                                                   MARCH 31, 1999  MARCH 31, 1998
                                                                                   --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.......................................................................   $ (9,270,270)   $ (3,898,812)
  Adjustments to reconcile net loss to net cash from operating activities
    Depreciation and amortization................................................        632,072         346,387
    Loss on retirement of property and equipment.................................             --           1,779
    Stock based compensation.....................................................          5,056          62,244
    Inventory writedown..........................................................        565,000              --
    Bad debt expense.............................................................        552,144              --
    Changes in operating assets and liabilities
      (Increase) in accounts receivable..........................................       (967,444)       (221,421)
      (Increase) in inventory....................................................       (945,717)       (202,917)
      (Increase) in prepaid expenses and deposits................................         25,889        (168,755)
      Increase in accounts payable and accrued liabilities.......................         73,815         439,222
                                                                                   --------------  --------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..............................     (9,329,455)     (3,642,273)
                                                                                   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................................................       (413,678)       (336,528)
  Short term investments.........................................................     (3,658,339)       (960,248)
  Capitalized software development costs.........................................        (30,000)       (465,251)
                                                                                   --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES............................................     (4,102,017)     (1,762,027)
                                                                                   --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from initial public offering..........................................             --       5,885,082
  Proceeds from private placement of common stock................................      5,121,688              --
  Proceeds from exercise of common stock warrants................................      8,991,036              --
  Proceeds from exercise of common stock options.................................        223,609              --
  Payments on common stock subscriptions.........................................             23              --
  Payments on capital leases.....................................................             --          (4,480)
                                                                                   --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................     14,336,356       5,880,602
                                                                                   --------------  --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................        904,884         476,302
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................        855,743         379,441
                                                                                   --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $  1,760,627    $    855,743
                                                                                   --------------  --------------
                                                                                   --------------  --------------
SUPPLEMENTAL DISCLOSURES:
  Income Taxes Paid..............................................................   $         --    $         --
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Interest Paid..................................................................   $         --    $        326
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK       STOCK
                                          ------------------  SUBSCRIPTIONS ADDITIONAL                   TOTAL
                                           NO. OF             AND NOTES     PAID-IN      RETAINED    STOCKHOLDERS'
                                           SHARES    AMOUNT   RECEIVABLE    CAPITAL      DEFICIT        EQUITY
                                          ---------  -------  ---------   -----------  ------------  -------------
BALANCE, APRIL 1, 1997..................  4,250,000  $42,500      $(46)   $ 8,307,627  $ (7,474,649)  $    875,432
Issuance of common stock associated with
  the initial public offering...........  1,500,000   15,000        --      5,793,219            --      5,808,219
Stock based compensation................         --       --        --         62,244            --         62,244
Net loss................................         --       --        --             --    (3,898,812)    (3,898,812)
                                          ---------  -------  ---------   -----------  ------------  -------------
BALANCE, MARCH 31, 1998.................  5,750,000   57,500       (46)    14,163,090   (11,373,461)     2,847,083
                                          ---------  -------  ---------   -----------  ------------  -------------
Issuance of common stock associated
  with:
  private placement.....................    750,000    7,500        --      5,114,188            --      5,121,688
  warrant exercises.....................  1,720,924   17,209        --      8,973,827            --      8,991,036
  stock option exercises................     71,031      710        --        222,899            --        223,609
Stock based compensation................         --       --        --          5,056            --          5,056
Stock subscription payment..............         --       --        23             --            --             23
Net loss................................         --       --        --             --    (9,270,270)    (9,270,270)
                                          ---------  -------  ---------   -----------  ------------  -------------
BALANCE, MARCH 31, 1999.................  8,291,955  $82,919      $(23)   $28,479,060  $(20,643,731)  $  7,918,225
                                          ---------  -------  ---------   -----------  ------------  -------------
                                          ---------  -------  ---------   -----------  ------------  -------------

        The accompanying notes are an integral part of these statements.

                                  E-NET, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    e-Net, Inc. ("e-Net" or the "Company"), a Delaware corporation, was incorporated on January 9, 1995, and commenced operations on June 8, 1995. e-Net, develops, produces, markets and supports open telecommunications software and related hardware that enable, enhance, and manage telephone communications over the Internet, private Internet Protocol ("IP") networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks" or "DDNs"). The Company's Telecom 2000-TM- products ("Telecom 2000 Products") provide a user-friendly method of high fidelity telephone communications through DDNs. Through the use of Telecom 2000 Products, organizations can reduce their telephone expenses by extending their telephone services to remote offices and mobile employees, in some cases bypassing long distance service charges, while using their existing internal DDNs. The Company has two office locations: corporate headquarters in Germantown, Maryland and research and development in Austin, Texas. The significant accounting policies used in the preparation of the accompanying financial statements are as follows:

INVENTORY

    Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges. Management periodically reviews and assesses inventory items and carrying costs for obsolescence and sales realizability as compared to the relative revenues for each item. When such an assessment indicates that items are either obsolete or have experienced slower than expected revenues a writedown is charged to cost of sales based on an estimate of future sales or revenue realizability. In the fourth quarter of the fiscal year ended March 31, 1999, management recorded a writedown of $565,000 for certain specific inventory items where the sales realizability was deemed to be impaired.

REVENUE RECOGNITION

    Revenue is recognized on the sale of software products upon shipment unless future obligations exist wherein a portion of the revenue is deferred until the obligation is satisfied. Revenue from services rendered is recognized either as the services are rendered based upon fixed hourly rates or at contractually determined fixed monthly fees.

    For the year ended March 31, 1999, the Company derived 24% of its sales from one customer.

    For the year ended March 31, 1998, the Company derived 56% and 19% of its sales from two customers, respectively.

ACCOUNTS RECEIVABLE

    Accounts receivable are stated at the unpaid balances, less allowance on uncollectible accounts, if any. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. At March 31, 1999 and 1998, management established an allowance for uncollectible accounts in the amount of $555,300 and $3,200, respectively. In the fourth quarter of the fiscal year ended March 31, 1999, management recorded an increase to the allowance for uncollectible accounts receivable of $371,000.

                                  E-NET, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

INVESTMENTS

    The Company's investments in debt securities, which typically mature in one year or less, are generally held to maturity and valued at amortized cost, which approximates fair value. The aggregate fair value at March 31, 1999 and 1998 was $4,618,587 and $960,248, respectively, for investments in United States Treasury debt securities. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at cash and cash equivalents when maturity is three months or less and as short-term investments when maturity is longer than three months and less than one year.

EARNINGS PER SHARE

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 for the fiscal year ended March 31, 1999. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share, if dilutive shares are outstanding. Basic earnings per share excludes dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. Pursuant to the requirements of Staff Accounting Bulletin ("SAB") No. 98 of the Securities and Exchange Commission, issued in February 1998, common equivalent shares which have an anti-dilutive effect on net loss per share are no longer included in computing net loss per share for the periods presented. All prior-period loss per share data has been restated in accordance with SFAS No. 128 and SAB No. 98.

    Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share was calculated the same as basic loss

                                  E-NET, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) per share since the Company has a net loss for all periods presented which would make the conversion of securities or other contracts to common stock anti-dilutive.

                                                                                                           YEAR ENDED
                                                                                                           MARCH 31,
                                                                                                    ------------------------
                                                                                                       1999         1998
                                                                                                    -----------  -----------
Net Loss..........................................................................................  $(9,270,270) $(3,898,812)
Loss per common share--basic & diluted............................................................  $     (1.17) $      (.68)
Number of common shares--basic & diluted..........................................................    7,903,197    5,708,904

SOFTWARE DEVELOPMENT COSTS

    In accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company has capitalized certain software development costs incurred after establishing technological feasibility. Costs incurred prior to such feasibility and certain hardware-related, development costs have been expensed as incurred as research and development costs. Software costs are amortized based upon the greater of amortization computed using the estimated useful life of the software or units sold as a function to expected units to be sold when the product is available for general release to customers. At March 31, 1999, the Company has capitalized $1,016,000 in software development costs and has recorded accumulated amortization of $528,000. Amortization expense for 1999 and 1998 was $343,000 and $180,900, respectively.

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

WARRANT REDEMPTION

    In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants ("Warrants"). The Company issued 1,725,000 Warrants in its initial public offering, effective April 7, 1997. Under the terms governing these Warrants, the Company could, for $.05

                                  E-NET, INC.

NOTE B--SIGNIFICANT TRANSACTIONS (CONTINUED) per Warrant, redeem the warrants that had not already been exercised and converted to a share of common stock at an exercise price of $5.25, if the Company's common stock closing bid price equaled or exceeded $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption occurred on June 19, 1998 and the transaction yielded proceeds, net of transaction costs, of approximately $8,900,000.

NOTE C--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                                                             1999         1998
                                                                                         ------------  -----------
Furniture and office equipment.........................................................  $    982,397  $   568,719
Leasehold improvements.................................................................        23,438       23,438
                                                                                         ------------  -----------
                                                                                            1,005,835      592,157
Less accumulated depreciation..........................................................      (505,208)    (219,754)
                                                                                         ------------  -----------
Property and equipment--net............................................................  $    500,627  $   372,403
                                                                                         ------------  -----------
                                                                                         ------------  -----------

ACCRUED LIABILITIES

    Accrued liabilities consist of the following at March 31:

                                                                                               1999        1998
                                                                                            ----------  ----------
Accrued salaries..........................................................................  $  130,788  $  119,151
Accrued vacation..........................................................................     133,060      91,961
Accrued profit-sharing plan...............................................................          --      80,000
Accrued bonuses...........................................................................      29,400     233,100
Accrued deferred rent.....................................................................      23,582      24,582
Accrued taxes and payroll liabilities.....................................................       2,097       1,139
Accrued legal.............................................................................     144,829          --
Other accrued costs.......................................................................     205,896      11,160
                                                                                            ----------  ----------
                                                                                            $  669,652  $  561,093
                                                                                            ----------  ----------
                                                                                            ----------  ----------

INVENTORY

    Inventory consist of the following at March 31:

                                                                                               1999        1998
                                                                                            ----------  ----------
Finished Goods............................................................................  $  583,634  $  202,917
                                                                                            ----------  ----------
Inventory--net............................................................................  $  583,634  $  202,917
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                  E-NET, INC.

NOTE D--INCOME TAXES

    For the periods ended March 31, 1998 and 1999, no benefit from income taxes associated with net operating losses has been reflected due to uncertainty as to the realizability of tax benefits associated with net operating losses to date.

    The income tax provision consists of the following for the period ended March 31, 1999 and 1998:

                                                                                          1999           1998
                                                                                      -------------  -------------
Deferred
  Federal...........................................................................  $   2,940,524  $   1,211,257
  State.............................................................................        552,038        227,395
Valuation allowance.................................................................     (3,492,562)    (1,438,652)
                                                                                      -------------  -------------
Net provision.......................................................................  $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The effective tax rate for the period ended March 31, 1999, was 0%. A reconciliation between the U.S. federal statutory rate and the effective tax rate follows:

                                                                                          1999           1998
                                                                                      -------------  -------------
Tax (benefit) at U.S. federal statutory rates.......................................  $  (2,966,486) $  (1,325,596)
Increase (decrease) resulting from:
  State tax (benefit)...............................................................       (533,618)      (154,393)
  Permanent differences.............................................................          7,542         41,337
  Valuation allowance...............................................................      3,492,562      1,438,652
                                                                                      -------------  -------------
Income tax provision................................................................  $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The Company's reporting period for tax purposes is the calendar year. Taxes on the net loss for the period January through March is reflected in the calculation of the deferred tax asset. A valuation allowance has been recognized in an amount equal to the deferred tax asset.

    The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset is as follows at March 31, 1999 and 1998:

                                                                                          1999           1998
                                                                                      -------------  -------------
Net loss for January 1 through March 31,............................................  $   1,173,521  $     599,035
Capitalized software................................................................       (366,366)      (339,766)
Other assets........................................................................         66,244            467
Accrued expenses....................................................................         47,823         47,819
Accrued warranty and patent expenses................................................         14,596          1,485
Depreciation expense................................................................         14,307         (7,193)
Net operating loss..................................................................      4,543,987      1,692,895
Deferred rent.......................................................................         (6,808)            --
Valuation allowance.................................................................     (5,487,304)    (1,994,742)
                                                                                      -------------  -------------
Deferred taxes payable..............................................................  $          --  $          --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                  E-NET, INC.

NOTE D--INCOME TAXES (CONTINUED)
    The use of net operating losses of the Company in the future to offset taxable income may be limited in the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code. The Company has net operating loss carryforwards totaling $11,960,000 that expire in 2019.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENT

    The Company has three leases for office space that provide for aggregate monthly rent payments of approximately $31,672. At March 31, 1999, approximate future rental commitments are as follows:

YEAR ENDING MARCH 31,
------------------------------------------------------------------------------------------------------
2000..................................................................................................  $  377,975
2001..................................................................................................     437,969
2002..................................................................................................     449,392
2003..................................................................................................     404,462
Thereafter............................................................................................     354,606

    Rent expense for the years ended March 31, 1999, and March 31, 1998, totaled $220,997 and $201,000 respectively.

EMPLOYMENT AGREEMENT

    The Company has an employment agreement with an officer with minimum future annual salary commitments of the Company under the agreements as follows:

YEAR ENDING MARCH 31,                                                            SALARY      BONUS       TOTAL
-----------------------------------------------------------------------------  ----------  ----------  ----------
      2000...................................................................     175,000      87,500     262,500
      2001...................................................................     175,000      87,500     262,500
                                                                               ----------  ----------  ----------
                                                                               $  350,000  $  175,000  $  525,000
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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

LITIGATION

    The Company is the defendant in civil litigation by the holders of 300,000 common stock warrants issued in connection with the underwriting of the Company's initial public offering, where the warrant holders seek to recover between $2,562,000 and $2,862,000 in alleged losses. The Company disputes the warrant holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believes that the Company has complied with its obligations under the Underwriting Agreement and

                                  E-NET, INC.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Representative's Warrant Agreement. While the Company intends to vigorously defend this case, management believes it is too early to form an opinion as to its ultimate impact on the Company's financial condition or results of operations and can give no assurance in that regard.

    The Company is a co-defendant in civil litigation brought by Prudential Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of the Company. The Company believes the claims against it are without merit and that its actions will cause the matter to be either entirely dismissed or will otherwise eliminate any liability. The Company is vigorously defending the matter and management does not believe the outcome of the suit or any related countersuits or cross-claims will have a material adverse impact on the Company's financial position or results of operations.

    The Company has been notified by seven states, who have disagreed with the Company's claim of exempt status for the solicitation of the exercise of the Company's publicly-traded common stock warrants, which were redeemed on June 19, 1998. Those states assert the Company allegedly violated the applicable states' securities laws. The Company believes that the complaining states' positions are legally incorrect; however, the Company also believes that the cost of disputing this matter with these states would outweigh any costs associated with settling this matter. The costs of accomplishing this settlement, specifically of the rescission element of the settlement, are impossible to estimate to a reasonable degree of accuracy; however, these costs appear to be declining over time as the settlement process with the complaining states is finalized. Management believes it is too early to form an opinion as to this matter's ultimate cost. However, management does not believe the outcome of this matter will have a material adverse impact on the Company's financial position or results of operations.

NOTE F--RELATED PARTY TRANSACTIONS

    The Company rents an aircraft for business purposes from an entity owned by the Company's president. For the years ended March 31, 1999 and 1998, the Company paid $199,060 and $63,000, respectively, for the rental of the aircraft.

    The Company entered into a post-employment consulting agreement for continued development services. The former employee is a significant shareholder and the Company paid $87,242 for the year ended March 31, 1999 under the post-employment consulting agreement.

    The Company pays royalties to the original patent holders of U.S. Patent No. 5,526,353, "System and Method for Communicating Audio Data Over a Packet-Based Network", who also are or were significant shareholders, based on the gross profits of product sales related to the patent. For the year ended March 31, 1999 the Company paid a total of $9,760 to the patent holders.

    The Company entered into a consulting agreement with the chairman of the board to provide services for a fixed monthly amount of $1,000 per month. For each of the years ended March 31, 1999 and 1998, the Company paid $12,000, respectively under the consulting agreement.

NOTE G--DEFINED CONTRIBUTION PLAN

    The Company established a Profit Sharing Plan and Trust (the "Plan") in December 1995. Employees who were employed by the Company on the effective date of the Plan (January 14, 1995) were automatically eligible for participation. Employees hired after the effective date become eligible to participate if they are at least 21 years of age and have completed one year of service with the Company. Contributions

                                  E-NET, INC.

NOTE G--DEFINED CONTRIBUTION PLAN (CONTINUED) are made at the discretion of management. Contributions to the Plan for the years ended March 31, 1999 and 1998, were approximately $-0- and $80,000, respectively. In January 1998, the Plan was converted into a retirement plan qualified under section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan allows the Company to determine the matching amount on an annual basis. The initial matching amount was established at 50% of employee deferrals up to 5% of eligible wages. Contributions to the 401(k) Plan for the year ended March 31, 1999, were approximately $89,000.

NOTE H--STOCK OPTION PLANS

    At March 31, 1999, the Company has two stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company or for employees who had their options re-priced have been recognized for the years ended March 31, 1999 and 1998 in the amounts of $5,056 and $62,244, respectively. The fair value for options issued in 1999 has been estimated at $2,380,000 as of the grant date using the Black Scholes model with the following weighted average assumptions: risk free interest rate of 4.9%; volatility factor of the expected market price of 123.2%; and a weighted average expected life of the option of 3 years. Because option valuation models require the input of highly subjective assumptions and because changes in the assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options. Had compensation cost for the two stock-based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net loss and loss per common share would have been reduced to the pro forma amounts shown below.

                                                                          YEAR ENDED
                                                                           MARCH 31
                                                                    -----------------------
                                                                       1999         1998
                                                                    -----------  ----------
Net Loss
  As reported.....................................................  $(9,270,270) $(3,898,812)
  PRO FORMA.......................................................  (10,601,612) (4,978,812)
Loss per common share--basic & diluted
  As reported.....................................................  $     (1.17) $     (.68)
  PRO FORMA.......................................................        (1.34)       (.87)

Stock option plans:

    In April 1998, the Board of Directors approved the adoption of the e-Net, Inc. 1997 Non-Qualified
Stock Option Plan, including the allocation of up to 500,000 shares for option grants. In December 1998, the shareholders approved the adoption of the e-Net, Inc. 1998 Stock Compensation Plan, including the allocation of 1,000,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan to non-employees or directors in the twelve months ended March 31, 1999 and 1998 were recorded as compensation expense of $5,056 and $62,244, respectively. Since April 1, 1998, the Company has granted

                                  E-NET, INC.

NOTE H--STOCK OPTION PLANS (CONTINUED)
588,553 options, of which 455,255 are exercisable at March 31, 1999. Generally, stock options are granted at fair market value as determined by a moving average of trading activity prior to the grant date.

                                                                          STOCK OPTIONS
                                                                   ----------------------------
                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                   OUTSTANDING  EXERCISE PRICE
                                                                   -----------  ---------------
Balance at March 31, 1998........................................     767,953      $    4.49
  Granted........................................................     588,553           6.29
  Exercised......................................................     (71,031)          3.15
  Canceled.......................................................    (359,221)          6.66
                                                                   -----------         -----
Balance at March 31, 1999........................................     926,254      $    4.94

                                                                       NUMBER OF OPTIONS
                                                                     ----------------------
                                                                           YEAR ENDED
                                                                            MARCH 31
                                                                     ----------------------
                                                                        1999        1998
                                                                     ----------  ----------
Exercisable, end of year...........................................     450,255     177,120
Weighted-average fair value per option of options granted during
  the year.........................................................  $     3.99  $     3.14

                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                            --------------------------               ------------------------
                                                           WEIGHTED
                                                            AVERAGE      WEIGHTED                  WEIGHTED
                                                           REMAINING      AVERAGE                   AVERAGE
RANGE OF                                      NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                             OUTSTANDING      LIFE          PRICE     EXERCISABLE     PRICE
------------------------------------------  -----------  -------------  -----------  -----------  -----------
$0.00 to $1.73............................       5,837           7.7     $    0.00        5,837    $    0.00
$1.74 to $3.45............................     217,166           7.2          3.42       52,498         3.42
$3.46 to $5.18............................     430,251           6.5          4.17      292,252         4.14
$5.19 to $6.91............................       3,000           6.8          6.11        3,000         6.11
$6.92 to $8.64............................     270,000           7.0          7.49       96,668         7.46
    Totals................................     926,254           6.8     $    4.94      450,255    $    4.73

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    Our executive officers and directors as of the date hereof are as follows:

NAME                                                       AGE                              TITLE
-----------------------------------------------------      ---      -----------------------------------------------------
Alonzo E. Short......................................          58   Chairman of the Board
Robert A. Veschi.....................................          37   President, Chief Executive Officer, Director
Donald J. Shoff......................................          44   Vice President, Finance and Chief Financial Officer
William W. Rogers, Jr................................          57   Director
Clive Whittenbury, Ph.D..............................          66   Director
William L. Hooton....................................          47   Director
Christina Swisher....................................          34   Vice President, Operations
David W. Wells.......................................          42   General Counsel

    Each of our directors holds office for a term of one year or until his or her successor is elected and qualified. There are no family relationships among any of our officers or directors and none of our officers and directors had been involved in any material legal proceedings during the past five years. Our officers devote full time to our business.

    The principal occupation and business experience for each officer and director for at least the last five years are as follows:

    ALONZO E. SHORT, JR., Lt. Gen., USA (ret.), 58, has been chairman of the board since January 1996. General Short has more than 30 years experience in executive management, operations and the engineering, design and development of large-scale telecommunications and data systems. General Short retired from the service in 1994 following a career that included serving as deputy commanding general (1988-1990) and commanding general (1990-1991) of the U.S. Army Information Systems Command, a major information technology organization, which was responsible for all telecommunications during the Desert Shield/Desert Storm operation, among other responsibilities. From 1991 to 1994, General Short was director of the Defense Information Systems Agency, a major information technology organization which is responsible for telecommunications and related services to the President of the United States, Secret Service, Joint Chiefs of Staff, Secretary of Defense, among other high level federal entities. From 1994-1997, General Short was president and chief executive officer of MICAH Systems, Inc., a Washington, D.C. metropolitan area based information, technologies management and consulting firm. In September 1997, General Short joined Lockheed Martin, an aerospace, defense, and information technology company, as a Vice-President. Since January 1996, General Short has been instrumental in the organization and development of e-Net's business.

    ROBERT A. VESCHI, 37, has been our president, chief executive officer, and a director since January 1995. Mr. Veschi founded e-Net, which began its operations in June 1995. Mr. Veschi has significant experience in executive management, operations and the engineering, design and development of telecommunications and computer products and systems. From 1986 to 1990, Mr. Veschi was manager of systems engineering for International Telemanagement, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1990 to 1994, Mr. Veschi was a group president of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From December 1994 to May 1995, for approximately six months, Mr. Veschi was president and chief executive officer of Octacom, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm, and a wholly-owned subsidiary of Octagon, Inc., an Orlando, Florida metropolitan area based publicly held technical services firm. From July 1994 to May 1995, for approximately nine months, Mr. Veschi was a vice president of telecommunications for Octagon, Inc., and from January 1995 to May 1995, for approximately four months, Mr. Veschi was a member of the board of directors of such company. Since June 1995, Mr. Veschi has been instrumental in our organization, development and promotion.

    DONALD J. SHOFF, CPA, 44, has been vice president of finance and chief financial officer since November 1997. Prior to that, Mr. Shoff was director of finance and assisted us as a consultant prior to employment. Mr. Shoff has 21 years of significant experience in both public accounting firms and with high technology companies, both public and private. From 1977 to 1981, Mr. Shoff was a staff accountant and senior accountant on the staff of local Washington, D.C. public accounting firms. From 1982 to 1986, Mr. Shoff was the corporate cost accounting manager and a group controller for Science Applications International Corporation, a high technology products and professional services public corporation, where he was responsible for the corporate cost accounting functions and controllership of a high technology services operation group. From 1987 to 1992 and from 1993 to 1996, Mr. Shoff consulted independently and as a Senior Manager of Grant Thornton LLP, a major accounting and management consulting firm, with public and privately held high technology companies doing business with the Federal government. From 1992 to 1993 Mr. Shoff was vice president of finance and administration for Comsis Corporation, a Washington, D.C. based privately held engineering and technology company doing business with the Federal and various state governments. Mr. Shoff holds a B.B.A. degree from the Pennsylvania State University and is a certified public accountant.

    WILLIAM W. ROGERS, JR., 57, has been a director since January 1997. Mr. Rogers has substantial senior management, operations and technical and engineering services experience. From 1972 to 1987, Mr. Rogers was a general manager engaged in operations, technical and engineering services for Boeing Computer Services, Inc. From 1987 to 1989, Mr. Rogers was president and chief executive officer of International Telemanagement, Inc., a McLean, Virginia based telecommunications and systems engineering and services company. From 1989 to 1991, Mr. Rogers was a vice president of Fluor-Daniel, where he was responsible for telecommunications and systems integration services. From 1991 through 1998, Mr. Rogers was a vice president with Computer Sciences Corporation, a McLean, Virginia based technology products, systems and services company, where he is responsible for systems integration and related technical services. Since April 1998, Mr. Rogers has been a senior vice president of CACI, Inc., a Washington, D.C. based information technology company. Since January 1997, Mr. Rogers has been instrumental in e-Net's organization and development. Mr. Rogers holds a B.A. degree from West Virginia University.

    WILLIAM L. HOOTON, 47, has been a director since January 1996. Mr. Hooton has substantial experience in the management, design, operation, marketing and sales of image conversion systems, electronic imaging system integration, data automation and high performance data storage subsystems. From 1990 to 1993, Mr. Hooton was vice president of operations and technical and business development of the Electronic Information Systems Group of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1993 to 1998, Mr. Hooton was president and chief executive officer of Q Corp., a Washington, D.C. metropolitan area high technology consulting firm specializing in digital imaging systems and other complex imagery in media. In September 1998, Mr. Hooton became chief executive officer of Tower Software Corporation, a Northern Virginia based digital imaging software company. Since January 1996, Mr. Hooton has been a director of the Company and has been instrumental in e-Net's organization and development. Mr. Hooton holds a B.B.A. degree from the University of Texas.

    CLIVE G. WHITTENBURY, Ph.D., 66, has been a director since June 1996. Dr. Whittenbury has substantial senior management, operations and technical advisory experience. From 1972 to 1979, Dr. Whittenbury was a senior vice president and, from 1976 to 1986, a director of Science Applications International Corporation ("SAIC"), a La Jolla, California based major international systems engineering firm with current annual revenues of approximately $4.7 billion. Since 1979, Dr. Whittenbury has been executive vice president and a director of the Erickson Group, Inc., a major international diversified products firm. Since 1994, Dr. Whittenbury has been a director of Socrates Technologies Corporation., a publicly held (Nadaq: "SOCT") Vienna, Virginia broad-based technology products and services company (formerly MVSI, Inc.). Dr. Whittenbury is a member of the International Advisory Board for the British Columbia Advanced Systems Institute, which manages commercialization programs in technology at the three major Vancouver/Victoria universities, a member of the Advisory Board of Compass Technology

Partners, an investment fund, and is chairman of the Advisory Board (Laser Directorate) for the Lawrence Livermore National Laboratory. Dr. Whittenbury has also served as a technical advisor to three U.S. Congressional Committees, the Grace Commission and numerous major U.S. and foreign companies. Since June 1996, Dr. Whittenbury has been instrumental in e-Net's organization and development. Dr. Whittenbury holds a B.S. degree (physics) from Manchester University (England) and a Ph.D. degree (aeronautical engineering) from the University of Illinois.

    CHRISTINA L. SWISHER, 34, has been vice president of operations since December 1996 and was e-Net's secretary from February 1997 through January 1999. Ms. Swisher has significant experience in the computer networking management, systems and operations. From 1991 to 1993, Ms. Swisher was a technical and graphics specialist with the Air Force Association, a Washington, DC area based national services organization, where she was responsible for technical and statistical analyses. From 1993 to 1995, Ms. Swisher was the manager for computer networks for computer network systems and operations for I-Net, Inc., a Washington, DC metropolitan area based information, data and network systems firm. Since 1995, Ms. Swisher has been director of technical services with e-Net, becoming vice president of operations in December 1996. Since June 1995, Ms. Swisher has been instrumental in the organization and development of e-Net's business.

    DAVID W. WELLS, 42, has been Director of Contracts and General Counsel since e-Net's founding, originally as a consultant and, since October 1996, as an employee. Prior to working for e-Net, David worked for Digicon, Inc., Octagon, Inc., and, from 1990 through 1994, for I-Net, Inc. At I-Net, David was instrumental in managing all legal affairs of the corporation as it grew from approximately $10 million dollars to over $200 million dollars in annual sales, prior to its sale to Wang Laboratories, Inc. Previously, David held contract or legal counsel positions at Planning Research Corporation, Federal Data Corporation, and Honeywell Information Systems, Inc. David is a graduate of the University of Virginia (B.A. with distinction,1977) and Marshall-Wythe Law School at the College of William and Mary (J.D., 1980).

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports and changes in ownership of such securities with e-Net and with the Securities and Exchange Commission. The following information is based solely on a review of Forms 3. 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securties and Exchange Act of 1934, as amended, and other information provided to us, with respect to e-Net's most recent fiscal year, to the best of our knowledge and information.

    Each of Alonzo E. Short, Robert A. Veschi, Donald J. Shoff, Christina Swisher, William W. Rogers, Jr., Clive Whittenbury, Ph.D. and William L. Hooton was granted stock options on December 18, 1998, and those grants should have been reported on Form 4 or Form 5 no later than February 15, 1998. Each of them has filed a Form 4 reporting the grant of his or her options on June 29, 1999.

    David W. Wells, while not an officer of e-Net under Delaware law, was granted sufficient additional authority in an internal reorganization effective January 1, 1999 that he may be deemed to have become an "officer" (as defined in Rule 16a-1 under the Exchange Act) at that time. He did not file a Form 3 until June 29, 1999. Mr. Wells sold certain of his shares of common stock on April 15, 16 and 20, 1999, but did not file a Form 4 reflecting those sales by May 10, 1999. He filed a Form 4 reflecting these sales on June 29, 1999.

    Based solely on the most recent information provided to us verbally by Edward Ratkovich, Maj. Gen. USA (ret.): Gen. Ratkovich beneficially owned significantly more than ten percent of e-Net's issued and outstanding shares of common stock for a period during e-Net's last fiscal year. On or about September 30, 1998 he filed delinquent Forms 3 and 4 covering his transactions to date in e-Net stock and reflecting beneficial ownership at that time of just over ten percent of e-Net's issued and outstanding shares of common stock. Shortly thereafter, Gen. Ratkovich sold enough additional shares of e-Net common stock to bring his beneficial ownership below ten percent of the issued and outstanding shares. He did not file a Form 4 or Form 5 to reflect that transaction, which remains unreported.

Item 10. Executive Compensation.

    SUMMARY COMPENSATION TABLE

    The following table sets forth certain compensation information for the fiscal years ended March 31, 1997, 1998 and 1999 with regard to the Chief Executive Officer, the Chief Financial Officer and the other executive officers (as determined at March 31, 1999) whose annual salary and bonus for that year was at least $100,000 (the "Named Officers"):

                           Summary Compensation Table

                                                                                                     OTHER         SECURITIES
                                                                                                    ANNUAL          UNDERYING
NAME OF INDIVIDUAL               POSITION WITH COMPANY         YEAR      SALARY      BONUS      COMPENSATION(1)      OPTIONS
--------------------------  -------------------------------  ---------  ---------  ---------  -------------------  -----------
Robert A. Veschi            President, Chief Executive            1999    175,000    190,000(2)             --        200,000
                            Officer, Director                     1998    175,000     87,500              --
                                                                  1997    167,708     87,500              --
Christina L. Swisher        Vice President, Operations            1999    125,329     16,500              --           60,000
                                                                  1998     88,333     21,000              --
                                                                  1997     66,251      5,607              --
David Wells                 General Counsel                       1999    125,329     16,500              --           30,000
                                                                  1998    116,059      7,688              --
                                                                  1997     33,319         --              --
Donald J. Shoff             Vice President, Finance Chief         1999    125,329     16,500              --           72,750
                            Financial Officer and Secretary       1998     95,512         --              --
                                                                  1997     22,926         --              --

------------------------

(1) Our officers may receive remuneration as part of an overall group insurance plan providing health, life and disability insurance benefits for our employees. The amount allocable to each Named Officer cannot be specifically ascertained, but, in any event, did not in any reported fiscal year exceed the lesser of $50,000 and such Named Officer's combined salary and bonus. We have purchased key-man term life insurance on Mr. Veschi in the amount of $2 million, which designates us as the owner and beneficiary of the policy.

(2) Mr. Veschi's contractual bonuses for the fiscal years ending March 31, 1999 and 1998 were paid in the fiscal year ended March 31, 1999.

    DIRECTOR COMPENSATION

    Our directors, with the exception of Mr. Veschi, are entitled to annual remuneration of $24,000 pursuant to oral agreements between them and e-Net. In addition, General Short receives $1,000 per month under a consulting services agreement for his additional specific business services on our behalf.

    Each outside director is also entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information related to the options granted to the Named Officers during the fiscal year ended March 31, 1999:

                                                    NUMBER OF     PERCENT OF
                                                   SECURITIES    TOTAL OPTIONS
                                                   UNDERLYING     GRANTED TO
                                                     OPTIONS     EMPLOYEES IN     EXERCISE
NAME                                                 GRANTED      FISCAL YEAR       PRICE        EXPIRATION DATE
-------------------------------------------------  -----------  ---------------  -----------  ----------------------
Robert A. Veschi.................................     200,000(1)           34%    $  7.5063(2) April 7, 2006
Christina L. Swisher.............................      60,000(3)           10        4.1375(4) September 30, 2005
David Wells......................................      30,000(5)            5        4.1375(4) September 30, 2005
Donald J. Shoff..................................      72,750(6)           12        4.1375(4) September 30, 2005

------------------------
(1) 33,334 vested on December 18, 1998 (date of grant), 33,333 vested on April 7, 1999 and 33,333 will vest on April 7, 2000.

(2) e-Net agreed to grant on April 7, 1998 but did not actually grant until December 18, 1998. Exercise price was set based on date e-Net agreed to grant.

(3) 40,000 vested on December 18, 1998 (date of grant) and 20,000 will vest on September 30, 1999.

(4) e-Net agreed to grant on September 30, 1998 but did not actually grant until December 18, 1998. Exercise price was set based on date e-Net agreed to grant.

(5) 20,000 vested on December 18, 1998 (date of grant) and 10,000 will vest on September 30, 1999.

(6) 52,750 vested on December 18, 1998 (date of grant) and 20,000 will vest on September 30, 1999.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

    The following table sets forth certain information related to option exercises by the Named Officers during the fiscal year ended March 31, 1999 and the value of their unexercised options at March 31, 1999:

                                                                                NUMBER OF
                                                                                SECURITIES
                                                                                UNDERLYING
                                                                               UNEXERCISED          VALUE OF
                                                                                OPTIONS AT     UNEXERCISED IN-THE-
                                                                               FISCAL YEAR       MONE OPTIONS AT
                                                      SHARES                     END (#)       FISCAL YEAR END ($)
                                                    ACQUIRED ON    VALUE       EXERCISABLE/       EXERCISABLE/
NAME                                                 EXERCISE     REALIZED    UNEXERCISABLE       UNEXERCISABLE
--------------------------------------------------  -----------  ----------  ----------------  -------------------
Robert A. Veschi..................................          --   $       --    133,334/66,666       $      --(1)
Christina L. Swisher..............................          --           --     40,000/20,000              --(1)
David Wells.......................................          --           --     20,000/10,000              --(1)
Donald J. Shoff...................................          --           --     52,750/20,000              --(1)

------------------------
(1) None of the options held by the Named Officers was in-the-money at March 31, 1999.

    EMPLOYMENT AGREEMENT

    We have entered into an employment agreement with Robert A. Veschi, our president and chief executive officer, dated as of April 1, 1996. This agreement will expire on March 31, 2001. The current annual salary under Mr. Veschi's agreement is $175,000, which salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by our Board of Directors of the Company. Mr. Veschi is entitled to an annual bonus equal to

50 percent of the salary provided under his agreement, which bonus is not subject to any performance criteria.

    Mr. Veschi's agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to our employees and executives. The agreement provides for the use of an automobile, payment of club dues and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability. The agreement also contains non-compete provisions which are limited in geographical scope to the Washington, D.C. metropolitan area.

    Pursuant to Mr. Veschi's agreement, his employment may be terminated by us with cause or by Mr. Veschi with or without good reason. Termination by us without cause, or by Mr. Veschi for good reason, would subject us to liability for liquidated damages in an amount equal to Mr. Veschi's current salary and a PRO RATA portion of his bonus for the remaining term of the agreement, payable in a lump sum cash payment, without any set-off for compensation received from any new employment. In addition, Mr. Veschi would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the agreement to the extent permitted by law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding e-Net's common stock owned as of June 22, 1999 by (i) each person who is known by us to own beneficially more than five percent of our common stock; (ii) each of our directors; (iii) each Named Officer; and (iv) all executive officers and directors as a group. With regard to five percent beneficial owners who are not either a director or officer, the information set forth below reflects the most recent reliable information available to us. Unless otherwise indicated and subject to applicable community property and similar statutes, insofar as is known by us, all persons listed below have sole voting and investment power over all shares of common stock beneficially owned. Share ownership has been computed in accordance with the Securities and Exchange Commission rules and does not necessarily indicate beneficial ownership for any other purpose.

                                                                                            NUMBER    PERCENTAGE
NAME AND ADDRESS                                        POSITION WITH COMPANY             OF SHARES    OF SHARES
-------------------------------------------  -------------------------------------------  ----------  -----------
Alonzo E. Short, Jr., Lt. Gen., USA (ret.)
  (1)......................................  Chairman of the Board                           105,000        1.26
Robert A. Veschi (2).......................  President, Chief Executive Officer,           1,508,334       17.90
                                             Director
Christina Swisher (3)......................  Vice President, Operations                       85,000        1.02
Donald J. Shoff (4)........................  Vice President, Chief Financial Officer and     102,750        1.23
                                             Secretary
David W. Wells (5).........................  General Counsel                                  80,000         .96
William L. Hooton (6)......................  Director                                         65,000         .78
Clive W. Whittenbury, Ph.D. (7)............  Director                                         65,000         .78
William W. Rogers, Jr. (8).................  Director                                         20,000         .24
Edward Ratkovich, Maj. Gen. USA (ret.)
  (9)......................................  Stockholder                                     514,867        6.21
All Executive Officers and Directors as a
  Group (8 persons) (10)...................                                                1,951,084       22.58

------------------------

(1) c/o Lockheed Martin, 5203 Leesburg Pike, Suite 1501, Falls Church, Virginia 22041. Includes vested options to purchase 15,000 shares of common stock.

(2) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874.c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. Includes vested options to purchase 133,334 shares of common stock.

(3) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. Includes vested options to purchase 40,000 shares of common stock.

(4) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. Includes vested options to purchase 52,750 shares of common stock..

(5) c/o e-Net, Inc., 12800 Middlebrook Road, Suite 200, Germantown, Maryland 20874. Includes vested options to purchase 20,000 shares of common stock.

(6) 11490 Commerce Park Dr., Suite 120, Reston VA 20191. Includes vested options to purchase 15,000 shares of common stock.

(7) 511 Trinity Avenue, Yuba City, California 95991. Does not include 350,000 shares that are, to our knowledge, beneficially owned Socrates Technology Corporation. Includes vested options to purchase 15,000 shares of common stock. Dr. Whittenbury is, to our knowledge a director of Socrates.

(8) c/o CACI, 14200 Park Meadow Drive, Suite 200, Chantilly, Virginia 20151. Includes vested options to purchase 15,000 shares of common stock.

(9) 1030 Delf Drive, McLean, Virginia 22101. Does not include 350,000 shares that are, to our knowledge, beneficially owned Socrates Technology Corporation. Gen. Ratkovich is, to our knowledge, a director of Socrates.

(10) Includes vested options to purchase 347,751 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In January 1995, in connection our founding, we issued 300 shares of common stock to Alonzo E. Short, Jr., 4,332 shares to Robert A. Veschi, 400 shares to Christina L. Swisher, 167 shares to William L. Hooten, 167 shares to Donald J. Shoff, 1,583 shares to Arthur Henley and 1,500 shares to Thomas T. Prousalis, Jr. Each such founding shareholder was assessed $0.01 per share for his or her Common Stock, which amount was equivalent to its par value at the time. Taking into account a 600:1 stock split effective as of March 1996 (the "Forward Split") and a 2:1 reverse stock split effective as of March 1997 (the "Reverse Split"), each such shareholder acquired at that time the equivalent of 90,000, 1,300,000, 120,000, 50,000, 50,000, 475,000 and 450,000 shares of today's common stock.

    In March 1996, we were loaned $500,000 by Edward Rakovitch, $250,000 by Robert Foise, $200,000 by Armstrong Industries and $50,000 by Martin Sumichrast. Principal and interest computed at the rate of eight percent annually was to become due at the earlier of June 1, 1997 or the expected June 1996 closing date of a proposed initial public offering of our securities. As additional consideration for these loans, the Company issued 500,000 bridge units to Mr. Rakovitch, 250,000 to Mr. Foise, 200,000 to Armstrong Industries and 50,000 to Mr. Sumichrast. Each bridge unit contained one share of common stock, one Class A Warrant and one Class B Warrant. In June 1996, the loan principal was converted into paid-in capital and accounted for as consideration for the bridge units. The Class A Warrants and Class B Warrants were canceled in March 1997 in exchange for each such shareholder receiving additional shares of common stock such that, even taking the Reverse Split into account, each such shareholder had 500,000, 250,000, 200,000 and 50,000 shares of today's common stock.

    In August 1996, we entered into a letter of intent with Socrates Technologies Corporation ("Socrates"), a publicly held (Nasdaq "SOCT"), Vienna, Virginia broad-based technology products and services company, in which we agreed to be acquired and become a wholly-owned subsidiary of Socrates in an exchange of securities. To our knowledge, Edward Ratkovitch is a significant shareholder and the chairman and chief executive officer of Socrates, and Clive Whittenbury is a director of Socrates. Pursuant to the letter of intent, Socrates loaned us $500,000 for working capital. In October 1996, we entered into an agreement to be acquired by Socrates, subject to shareholder approval. Socrates loaned an additional $500,000 to us in November 1996. However, in January 1997, the parties mutually agreed to terminate the acquisition, primarily due to market conditions that involved a significant decrease in the bid price of Socrates' common stock and, thereby, the value of the purchase price.

    As part of a mutual cooperation agreement, in January 1997 Socrates loaned us an additional $250,000 under a convertible debenture. The aggregate principal amount of the convertible debenture at that time was $1,275,081, reflecting the total amount of loan advances made to us by Socrates. The terms provided for outstanding principal to bear annual interest of nine percent, and for principal to be convertible into Common Stock upon the completion of our initial public offering at a ratio calculated using the offering price per share. In March 1997, Socrates converted the convertible debenture into 250,000 shares of common stock.

    In March 1996, we acquired all right, title and interest in the 353 Patent from Arthur Henley and Scott Grau in consideration of a five percent overriding royalty interest against gross profits involving the use of the 353 Patent. We agreed to allocate $1,000,000 of its capital to develop and exploit the market opportunities of the 353 Patent by December 31, 1996, or the 353 Patent would be subject to repurchase by its inventors. We satisfied this commitment timely. For the year ended March 31, 1999 we paid a total of $9,760 to the patentholders.

    We paid legal fees of approximately $380,000 during the year ended March 31, 1997, to Thomas T. Prousalis, Jr., an attorney who was a significant stockholder, relating to our initial public offering. We also paid $100,000 during the year ended March 31, 1997, to Mr. Prousalis for services relating to an offering that was abandoned in September 1996.

    We rent an aircraft for business purposes from an entity owned by Robert A. Veschi, our President and Chief Executive Officer. For the years ended March 31, 1999 and 1998, the Company paid $199,060 and $62,936, respectively, for the rental of the aircraft.

    On April 16, 1997, we entered into a consulting agreement with Alonzo E. Short, Jr., Lt. Gen., USA (ret.), the Chairman of the Board, to provide services for a fixed monthly amount of $1,000. The amounts paid to him under that agreement totaled $12,000 for each of the fiscal years ending March 31, 1999 and 1998.

    All ongoing and future transactions between e-Net and any affiliates will be entered into on terms at least as favorable as could be obtained from unaffiliated, independent third parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    A. Exhibits.

      3.0  Restated Certificate of Incorporation, filed December 18, 1998.(4)

      3.1  Restated By-laws.(4).

      4.0  Specimen Copy of Common Stock Certificate.(1)

      4.1  Form of Warrant Certificate.(1)

      4.2  Form of Representative's Warrant Agreement.(1)

      4.3  Form of Warrant Agreement.(1)

     10.0  Employment Agreement, Robert A. Veschi, dated April 1, 1996 (management contract or compensatory plan or arrangement).(1)

     10.1  United States Patent, Notice of Allowance, dated January 23, 1996.(1)

     10.2  Assignment of Patent Rights, dated March 22, 1996.(1)

     10.3  Sprint Agreement, dated March 1, 1996.(1)

     10.4  Financial Advisory Agreement with Barron Chase Securities, Inc., dated April 10,
           1997.(1)

     10.5  Merger and Acquisition Agreement with Barron Chase Securities, Inc. dated April 10,
           1997.(1)

     10.6  Mutual Cooperation Agreement with MVSI, Inc., dated January 14, 1997.(1)

     10.7  Lockheed Martin Agreement, dated January 3, 1997.(1)

     10.8  Product Sales Agreement with Diamond Telecom, dated March 6, 1998.(2)

     10.9  Software Development Agreement with Com21, dated January 22, 1998.(2)

    10.10  Distributor Agreement with Comtel Electronic System GMBH, dated April 9, 1998.(2)

    10.11  Joint Market Agreement with Paradyne Corporation, dated May 29, 1997.(2)

    10.12  Form of Product Sales Agreement with PC Importers, Inc. d/b/a Unicent
           Technologies.(2)

    10.13  1997 Nonqualified Stock Option Plan (management contract or compensatory plan or arrangement).(2)

    10.14  Government Reseller Agreement with Government Technology Services, Inc., dated August
           27, 1997.(2)

    10.15  Memorandum of Understanding with Summa Four, Inc., dated April 17, 1998.(2)

    10.16  Net2Phone Bundling Agreement with IDT Corporation, dated April 23, 1998.(2)

    10.17  Joint Marketing Agreement with Magellan Network Systems, Inc., dated August 27,
           1997.(3)

    10.18  Common Stock Purchase Agreement dated as of April 9, 1998 with the purchaser signatories thereto regarding the sale of 750,000 shares of e-Net common stock.(4)

    10.19  Registration Rights Agreement dated as of April 8, 1998 with the purchaser signatories thereto.(4)

    10.20  Consulting Agreement dated as of April 16, 1997, with Gen. Alonzo Short (management contract or compensatory plan or arrangement).(5)

    10.21  1998 Stock Compensation Plan (management contract or compensatory plan or arrangement).(5)

    10.22  Original Equipment Manufacture Agreement with Edutek Education Systems, Inc. dated
           May 5, 1999.(5)

     11.0  Computation of Per Share Loss.(5)

     21.0  Subsidiaries.(5)

     23.0  Consent of Grant Thornton LLP.(5)

------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, Registration No. 333-3860, as amended and declared effective on April 7, 1997 (the "IPO Registration Statement").

(2) Incorporated by reference from Post-Effective Amendment No. 1 to the IPO Registration Statement, as declared effective on May 8, 1999.

(3) Incorporated by reference from e-Net's Registration Statement on Form SB-2, Registration No. 333-58109, as amended and declared effective on September 4, 1998 (the "Resale Registration Statement").

(4) Incorporated by reference from Post-Effective Amendment No. 1 to the Resale Registration Statement, as amended through Post-Effective Amendment No. 3 thereto and declared effective on January 27, 1999.

(5) Filed herewith.

    B. Reports on Form 8-K.

    During the last quarter of e-Net's fiscal year on March 31, 1998, we filed the following report on Form 8-K:

DATE OF REPORT       ITEM REPORTED
-------------------  -------------------------

January 29, 1999     Item 5--Other Events

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 29, 1999                   E-NET, INC.

                                By:             /s/ DONALD J. SHOFF
                                     -----------------------------------------
                                                  Donald J. Shoff
                                                  VICE PRESIDENT,
                                              CHIEF FINANCIAL OFFICER

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

/s/ ALONZO E. SHORT, JR., LT.
       GEN., USA (RET.)
------------------------------  Chairman of the Board          June 29, 1999
  Alonzo E. Short, Jr., Lt.
       Gen., USA (ret.)

     /s/ ROBERT A. VESCHI
------------------------------  President, Chief Executive     June 29, 1999
       Robert A. Veschi           Officer, Director

                                Vice President, Chief
     /s/ DONALD J. SHOFF          Financial Officer
------------------------------    (Principal Accounting        June 29, 1999
       Donald J. Shoff            Officer)

    /s/ WILLIAM L. HOOTON
------------------------------  Director                       June 29, 1999
      William L. Hooton

 /s/ CLIVE WHITTENBURY, PH.D.
------------------------------  Director                       June 29, 1999
   Clive Whittenbury, Ph.D.

  /s/ WILLIAM W. ROGERS, JR.
------------------------------  Director                       June 29, 1999
    William W. Rogers, Jr.

                                 EXHIBIT INDEX

      PAGE                                                    DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------------

        46   10.20 Consulting Agreement dated as of April 19, 1997, with Gen. Alonzo Short (management contract or compensatory plan or arrangement).

        48   10.21 1998 Stock Compensation Plan (management contract or compensatory plan or arrangement).

        59   10.22 Original Equipment Manufacture Agreement with Edutek Education Systems, Inc. dated May 5, 1999.

        70   11.0 Computation of Per Share Loss.

        71   21.0 Subsidiaries.

        72   23.0 Consent of Grant Thornton LLP.