Form 10QSB
period 1999-06-30
E NET INC
filed 1999-08-16
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999

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

                                   YES X NO __

    The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of August 6, 1999 was 8,333,124.

           Transitional small business disclosure format (check one):
                                  Yes ____ No X

          The exhibit index appears in sequentially numbered page: N/A

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                        Page

Item 1. Consolidated Financial Statements (Unaudited)

        Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

        Consolidated Balance Sheets as of June 30 and March 31, 1999 . . . . . . . . . . . . . . . . .   4

        Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998. . . .   5

        Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998. . . .   6

        Consolidated Statements of Stockholders' Equity as of June 30, 1999. . . . . . . . . . . . . .   7

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 2. Management's Discussion and Analysis

         Or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .   9


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Board of Directors
e-Net, Inc.


We have reviewed the accompanying consolidated balance sheet of e-Net, Inc. (a Delaware Corporation) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated June 10, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                              Grant Thornton LLP

Vienna, Virginia
August 6, 1999

                                   E-NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 JUNE 30, 1999                   MARCH 31, 1999
                                                                            ---------------------              ----------------
                                                                                    (UNAUDITED)              (AUDITED)
 Current Assets
    Cash and cash equivalents                                           $          2,005,297         $         1,760,627
    Short-term investments, at market                                              2,775,211                   4,618,587
    Accounts receivable                                                              191,271                     749,903
    Inventory                                                                             -                      583,634
    Prepaid expenses                                                                 117,783                     120,873
                                                                          ------------------          ------------------

TOTAL CURRENT ASSETS                                                               5,089,562                   7,833,624

DEPOSITS AND OTHER ASSETS                                                             44,322                      44,322

PROPERTY, AND EQUIPMENT, NET                                                         576,323                     500,627

SOFTWARE DEVELOPMENT COSTS, NET                                                           -                      488,570
                                                                          ------------------          ------------------

                                                                        $          5,710,207         $         8,867,143
                                                                          ------------------          ------------------

                                                                          ------------------          ------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable--trade                                                          139,947                     279,266
    Accrued liabilities                                                            1,034,948                     669,652
                                                                          ------------------          ------------------

TOTAL CURRENT LIABILITIES                                                          1,174,895                     948,918

LONG TERM DEBT                                                            -                            -
                                                                          ----------------            ----------------
TOTAL LIABILITIES                                                                  1,174,895                     948,918

 STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
        authorized, 8,333,124 and 8,291,955 shares outstanding
        at June 30 and March 31, 1999, respectively                                   83,331                      82,919
    Stock subscriptions and notes receivable                                              -                          (23)
    Additional paid-in capital                                                    28,657,982                  28,479,060
    Retained deficit                                                             (24,206,001)                (20,643,731)
                                                                          ------------------          ------------------

TOTAL STOCKHOLDERS' EQUITY                                                         4,535,312                   7,918,225
                                                                          ------------------          ------------------

                                                                        $          5,710,207         $         8,867,143
                                                                          ------------------          ------------------

                                                                          ------------------          ------------------


The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30,


                                                                                                 1999                       1998
                                                                                  ------------------------         -----------------

SALES
    Products                                                                  $            1,843      $          303,895
    Services                                                                             155,861                 129,375
                                                                              ------------------      ------------------
Total sales                                                                              157,704                 433,270

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                                 584                 190,323
    Services                                                                              97,739                  43,248
                                                                              ------------------      ------------------
Total cost of product sold and service provided                                           98,323                 233,571

GROSS PROFIT                                                                              59,381                 199,699

 OPERATING EXPENSES
    Selling, general and administrative                                                1,531,711               1,532,884
    Restructuring Costs                                                                1,710,000                      -
    Research and development                                                             390,574                 554,737
                                                                              ------------------      ------------------

LOSS FROM OPERATIONS                                                                  (3,572,904)             (1,887,922)

 INTEREST AND FINANCING CHARGES
    Interest and financing expense                                                            -                       -
    Other expenses                                                                       (47,225)                (68,789)
    Interest income                                                                       57,859                  77,533
                                                                              ------------------      ------------------
LOSS BEFORE INCOME TAXES                                                              (3,562,270)             (1,879,178)

INCOME TAX PROVISION                                                                          -                       -
                                                                              ------------------      -----------------

NET LOSS                                                                      $       (3,562,270)     $       (1,879,178)
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------
LOSS PER SHARE                                                                $             (.43)     $             (.28)
                                                                              ------------------      ------------------
                                                                              ------------------      ------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                                    8,269,640               6,795,362



The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           THREE MONTHS ENDED JUNE 30,


                                                                                             1999                              1998
                                                                                   --------------                  ----------------

 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $         (3,562,270)    $        (1,879,178)
    Adjustments to reconcile net loss to net cash from
      operating activities
        Depreciation and amortization                                                    164,033                 109,556
        Stock-based compensation                                                          13,822                  13,388
        Non-Cash Restructuring Costs                                                   1,710,000                      -
        Changes in operating assets and liabilities
          Decrease (Increase) in accounts receivable                                     241,720                (315,362)
          Decrease (Increase) in inventory                                                 8,556                 (74,292)
          Decrease (Increase) in prepaid expenses, deposits and other assets               3,090                 (16,255)
          Decrease (Increase) in accounts payable
              and accrued liabilities                                                   (191,055)                 18,192
                                                                              -------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (1,612,104)             (2,143,951)
                                                                              ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (152,137)               (150,774)
    Capitalized software development costs                                                    -                  (30,000)
    Sale of (Investment in) short term securities                                      1,843,376              (2,917,837)
                                                                              ------------------      -------------------

NET CASH PROVIDE BY (USED IN) INVESTING ACTIVITIES                                     1,691,239              (3,098,611)
                                                                              ------------------      -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from of common stock exercise
       in 1999 and private placement
       of common stock and exercise of common stock warrants in 1998                     165,100              14,088,210
    Issuance of common stock                                                                 412                  24,709
    Payments of common stock subscriptions
    receivable                                                                                23                      23
                                                                              ------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                165,535              14,112,942
                                                                              ------------------      ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                244,670               8,870,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,760,627                 855,743
                                                                              ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $          2,005,297     $         9,726,123
                                                                              ------------------      -------------------
                                                                              ------------------      -------------------
 SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                       $                 -      $                -
                                                                              ------------------      -------------------
                                                                              ------------------      -------------------
    Interest Paid                                                           $                 -      $                -
                                                                              ------------------      -------------------
                                                                              ------------------      -------------------




The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                    COMMON STOCK           STOCK
                                    ------------        SUBSCRIPTIONS       ADDITIONAL                      TOTAL
                               NO. OF                    AND NOTES        PAID-IN            RETAINED        STOCKHOLDERS'
                               SHARES       AMOUNT       RECEIVABLE           CAPITAL         DEFICIT       EQUITY
                             -------------  ----------  -------------    --------------    --------------   ----------------

BALANCE, APRIL 1, 1999         8,291,955    $82,919      $  (23)          $  28,479,060    $  (20,643,731)  $ 7,918,225

Issuance of common stock
   associated with:
   stock option exercises         41,169        412           -                165,100                  -       165,512

Stock-based compensation               -          -           -                 13,822                  -        13,822

Payment of stock subscriptions         -          -          23                      -                  -            23

Net loss                               -          -           -                      -         (3,562,270)   (3,562,270)
                             -------------  ----------  -------------    --------------    --------------   ----------------

BALANCE, JUNE 30, 1999         8,333,124    $83,331     $     -          $  28,657,982     $  (24,206,001)  $ 4,535,312
                             -------------  ----------  -------------    --------------    --------------   ----------------
                             -------------  ----------  -------------    --------------    --------------   ----------------




The accompanying notes are an integral part of these statements.

                                   E-NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of e-Net, Inc. and its wholly owned subsidiary, ZeroPlus.com, Inc., (collectively, the "Company"), which was incorporated in June 1999. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE B--RESTRUCTURING COSTS

During the quarter ended June 30, 1999 the Company recorded a charge of approximately $1.7 million related primarily to a restructuring program that is expected to be fully implemented by December 31, 1999. The charge includes a provision for reductions in the carrying value of various Company assets and the accrual of expenses related to the Company's network gateway equipment activities. The other accrued expenses related to restructuring costs at June 30, 1999 was approximately $340,000 and was associated with estimated equipment and support costs. The restructuring effort, a refinement of the Company's previously announced "niche" strategy, refocuses the Company's operating model, based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks. The Company intends to use its core technology competency in advancement of its voice-over-digital data networks business by exploiting markets that it believes pose fewer competitive risks.

NOTE C--INVENTORY

         Inventory is stated at the lower of cost or market value. As indicated in Note B above, the carrying value of inventory has been eliminated as a part of the restructuring program.

NOTE D--SOFTWARE DEVELOPMENT COSTS

         The Company has capitalized certain software development costs incurred after establishing technological feasibility. Software costs will be amortized over the estimated useful life of the software once the product is available for general release to customers. As indicated in Note B above, the capitalized software carrying value has been eliminated as a part of the restructuring program.

NOTE E--LINE OF CREDIT FACILITY

         On June 25, 1999, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility that is secured by investments, receivables and fixed assets of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

         At June 30, 1999, the Company had two stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $13,822. All options granted to employees are non-compensatory.

NOTE G--INCOME TAXES

         The Company has generated net operating losses since its inception. At June 30, 1999, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

         Approximately 78% of the Company's accounts receivable balance at June 30, 1999 were from one customer, and approximately 94% of the Company's sales for the quarter ended June 30, 1999, were from two customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in the our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

NET SALES

         Net sales for the first quarter ended June 30, 1999 were approximately $158,000, a decrease of 64% over the approximately $433,000 recorded for the corresponding quarter of 1998. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to planning for our restructuring efforts described below. Product sales were only approximately $2,000 in the first quarter ended June 30, 1999 compared to $304,000 recorded for the corresponding quarter of 1998. The services sales for the quarter ended June 30, 1999 were primarily from two customers. The product sales for the quarter ended June 30, 1998 were primarily from four customers.

GROSS PROFIT

         Gross profits for the first quarter ended June 30, 1999 were approximately $59,000 or 38% of sales, compared to approximately $200,000 or 46% of sales for the corresponding quarter of 1998. The amount of gross profit decrease was due to reduced product sales resulting from a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to planning for our restructuring efforts described below.


OPERATING EXPENSES

         Selling, general & administrative expenses for the first quarter ended June 30, 1999 were approximately $1,532,000, nearly the same as the approximately $1,533,000 recorded for the corresponding quarter of 1998. These expenses reflected spending for personnel, advertising and substantial marketing expenditures made in connection with promotion of our Telecom 2000 technology products. During the quarter ended June 30, 1998 selling, general & administrative expenses included significant costs associated with advertising and tradeshows that we did not incur in the corresponding quarter in 1999. However, we incurred nearly equal amount for personnel, travel, and other management efforts in connection with our shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to planning for our restructuring efforts described below.

         Restructuring costs the first quarter ended June 30, 1999 were approximately $1,710,000. The costs were related primarily to a refinement of our previously announced "niche" stratety that we expect to implement by December 31, 1999. The charge includes a provision for reductions in the carrying value of various Company assets and the accrual of expenses related to our network gateway equipment activities. We are in the process of further refining our operating model, in the direction contemplated by our previously announced "niche" strategy, toward a comprehensive strategy of making one primarily in voice and telephony functions mostly available at common entry points to digital data networks. We intend to use our core technology competency in voice-over-digital data networks by exploiting markets that we believe pose fewer competitive risks.

         The formation of a wholly owned subsidiary, ZeroPlus.com, Inc., in June 1999, to offer a free software-only voice-over-internet product, is the first example of our effort. Market access points upon which we intend to refocus include Telecom 2000 desktop - small systems and selected versions of our customer-premises-based gateway - medium systems. Through these access points, we believe that we can provide our customers with quick and easy access to the advantages of voice-over-digital data network technology, building on our strengths, specifically, the ability to provide voice-over-digital data network telephony that operates similarly to the traditional telephone network. We believe that this initiative will position us to take advantage of partnerships with Internet service providers, Internet portals, and data network carriers to leverage off their larger customer distribution capabilities. As we continue to implement this refined program, we indefinitely delayed our Telecom 2000 carrier class gateway - large systems project, and we expect to shift our focus in Telecom 2000 customer premises-based gateways - medium systems to market niches consistent with our refined strategy.

         Research & development expenses for the first quarter ended June 30, 1999 were approximately $391,000, an decrease over the approximately $555,000 recorded for the corresponding quarter of 1998. The decrease in the research and development expenditures for the 1999 quarter reflected lower overall workforce costs and reduced third party supplier costs for new integrated printed circuit boards and the related software.

OTHER INCOME (EXPENSE)

         Other income (expense) for the first quarter ended June 30, 1999, were approximately $11,000, an increase over the approximately $9,000 recorded for the corresponding quarter of 1998. The decrease in other expenses in 1999 is due primarily to expenses associated with the registration of certain of the Company's publicly traded securities in 1998 and other related items, while the interest income also decreased over 1998 due to the use of investments to fund working capital requirements.

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


SEASONALITY

         Based our experience to date, the we believe that our future operating results may be subject to quarterly variations based on a variety of factors, but seasonal changes in the weather should have little or no effect.


LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended June 30, 1999, we used approximately $(2,091,000) in cash flows from operating activities, excluding changes in assets and liabilities, during the first quarter ended June 30, 1999, compared to approximately $(1,756,000) for the corresponding quarter of 1998. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the restructuring costs discussed above. The total net cash used by operating activities was approximately $(1,612,000) for the first quarter ended June 30, 1999, compared to approximately $(2,144,000) for the corresponding quarter of 1998.

         Cash provided by investing activities totalled approximately $1,691,000 for the first quarter ended June 30, 1999 as compared to approximately $3,099,000 used in investing activities for the corresponding quarter of 1998. The main component of that investing activity was the sale of short-term securities of approximately $1,843,000, as well as continued expenditures for equipment of approximately $152,000. The majority of the expenditures related to continued development of our Telecom 2000 product line.

         Cash provided by financing activities totalled approximately $166,000 compared to approximately $14,113,000 for the corresponding quarter of 1998. We successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of our common stock warrants prior to their redemption in June 1998 yielded net proceeds of approximately $9,000,000. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the first quarter ended June 30, 1999.

         We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations in the near term will be financed primarily from net proceeds of the private placement, warrant exercise, the line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet near-term cash requirements. We expect that these cash requirements will decrease somewhat as a result of our restructuring efforts, primarily as a result of decreases in development costs. However, to the extent we experience greater than expected growth, our operating and product development activities may require more cash than we have available. Consequently, such growth may require us to obtain additional sources of financing. In any event, we can make no assurance that we will not require more working capital than we currently have at our disposal.

FUTURE OPERATING RESULTS

         The preceding paragraphs and the following discussion include forward-looking statements regarding our future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in Part I, Item 1 of our most recent Annual Report on Form 10-KSB, as amended, under "Forward Looking and Cautionary Statements," as well as the following statements.

         We have invested significant amounts in the research and development and the initial product rollout marketing and selling for the Telecom 2000 product line. Even after our restructuring is completed, the emphasis, attention, and dedication of our limited resources to the Telecom 2000 product line will, in our view, continue to cause losses. However, we believe that the value and sales potential of our refocused Telecom 2000 product line outweighs the risk of continued operating losses.

         We believe that our revenues will grow as we begin to finalize contracts and deliver new Telecom 2000 products that make voice and telephony functions easily available at common entry points to digital data networks, which we will target under our refined strategy. However, our refined strategy is new and still under development. While we believe it offers us the possibility of increased revenue growth sooner than did our previous equipment-based strategy, we can make no assurance of this result.

         We do not expect revenue growth to occur ratably in the near term. Revenue growth, if any, in fiscal 2000 will depend to a large extent on the timing and success of the finalization and rollout of our refined strategy.

         Because of these and other uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may be inappropriate. In addition, our participation in a highly dynamic industry may result in significant volatility in the price of our common stock.

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit  Description

         None.

(b) Since the end of its most recent fiscal year on March 31, 1999, e-Net, Inc. has filed the following reports on Form 8-K:

         Date of Report    Item Reported

         None.

SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     e-Net, Inc.
                                     (Registrant)





DATE:  August 16, 1999   /s/  Donald J. Shoff
                       ----------------------------------
                       Donald J. Shoff
                       Vice President and Chief Financial Officer
                       (Duly Authorized Officer and Principal Financial Officer)