Form 10QSB
period 1999-09-30
E NET INC
filed 1999-11-15
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1999

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

                             YES  X     NO
                                 ---      ---
             The number of shares of the Registrant's common stock,
                   $.01 par value per share, outstanding as of
                        November 10, 1999 was 8,456,987.

           Transitional small business disclosure format (check one):

                             YES       NO  x
                                 ---      ---
          The exhibit index appears in sequentially numbered page: 16

                                                 TABLE OF CONTENTS

                                           PART I. FINANCIAL INFORMATION



                                                                                                                    Page

Item 1. Consolidated Financial Statements (Unaudited)

         Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets as of September 30 and March 31, 1999 . . . . . . . . . . . . . . . . . . .      4

         Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998. . . . . .      5

         Consolidated Statements of Operations for the six months ended September 30, 1999 and 1998. . . . . . .      6

         Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 1998. . . . . . .      7

         Consolidated Statements of Stockholders' Equity as of September 30, 1999. . . . . . . . . . . . . . . .      8

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 2. Management's Discussion and Analysis Or Plan of Operations  . . . . . . . . . . . . . . . . . . . . . . .    10


                                            PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16


Board of Directors
e-Net, Inc.


We have reviewed the accompanying consolidated balance sheet of e-Net, Inc. (a Delaware Corporation) as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month periods ended September 30, 1999 and 1998, and the statements of operations for the three month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                               Grant Thornton LLP

Vienna, Virginia
October 28, 1999
                                                    e-NET, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                  September 30, 1999       March 31, 1999
                                                                                  ------------------       --------------
                                                                                     (Unaudited)             (Audited)

Current Assets
    Cash and cash equivalents                                                              $ 2,130,806           $ 1,760,627
    Short-term investments, at market                                                        1,256,074             4,618,587
    Accounts receivable                                                                        107,163               749,903
    Inventory                                                                                      -                 583,634
    Prepaid expenses                                                                            78,235               120,873
                                                                                            ----------             ---------

TOTAL CURRENT ASSETS                                                                         3,572,278             7,833,624

DEPOSITS AND OTHER ASSETS                                                                       37,946                44,322

PROPERTY, AND EQUIPMENT, NET                                                                   564,277               500,627

SOFTWARE DEVELOPMENT COSTS, NET                                                                     -                488,570
                                                                                            ----------             ---------

                                                                                           $ 4,174,501           $ 8,867,143
                                                                                            ----------             ---------
                                                                                            ----------             ---------


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade                                                                $   190,995           $   279,266
    Accrued liabilities                                                                        951,790               669,652
                                                                                            ----------             ---------

TOTAL CURRENT LIABILITIES                                                                    1,142,785               948,918

LONG TERM DEBT                                                                                      -                     -

TOTAL LIABILITIES                                                                            1,142,785               948,918

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 8,449,660 and 8,291,955 shares outstanding
      at September 30 and March 31, 1999, respectively                                          84,496                82,919
    Treasury Stock                                                                             (10,500)                   -
    Stock subscriptions and notes receivable                                                        -                    (23)
    Additional paid-in capital                                                              29,125,168            28,479,060
    Retained deficit                                                                       (26,167,448)          (20,643,731)
                                                                                            ----------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                                   3,031,716             7,918,225
                                                                                            ----------             ---------

                                                                                           $ 4,174,501           $ 8,867,143
                                                                                            ----------             ---------
                                                                                            ----------             ---------



The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                September 30, 1999   September 30, 1998
                                                ------------------   ------------------
SALES
    Products                                        $     1,416      $   131,898
    Services                                            117,044          185,313
                                                     -----------      -----------
Total sales                                             118,460          317,211

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                               --             83,326
    Services                                            102,141           46,489
                                                     -----------      -----------
Total cost of product sold and service provided         102,141          129,815

GROSS PROFIT                                             16,319          187,396

OPERATING EXPENSES
    Selling, general and administrative               1,462,508        1,609,051
    Research and development                            503,810          718,914
                                                     -----------      -----------

LOSS FROM OPERATIONS                                 (1,949,999)      (2,140,569)

INTEREST AND FINANCING CHARGES
    Other expenses                                      (57,605)         (43,323)
    Interest income                                      46,157          149,739
                                                     -----------      -----------

LOSS BEFORE INCOME TAXES                             (1,961,447)      (2,034,153)

INCOME TAX PROVISION                                       --               --
                                                     -----------      -----------

NET LOSS                                            $(1,961,447)     $(2,034,153)
                                                     -----------      -----------
                                                     -----------      -----------

LOSS PER SHARE                                      $      (.23)     $      (.25)
                                                     -----------      -----------
                                                     -----------      -----------


WEIGHTED AVERAGE SHARES OUTSTANDING                   8,352,753        8,247,565



The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                SIX MONTHS ENDED

                                               September 30, 1999    September 30, 1998
                                               ------------------    ------------------

SALES
    Products                                         $     3,259       $   435,793
    Services                                             272,905           314,688
                                                      -----------       -----------
Total sales                                              276,164           750,481

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                 584           273,649
    Services                                             199,880            89,737
                                                      -----------       -----------
Total cost of product sold and service provided          200,464           363,386

GROSS PROFIT                                              75,700           387,095

OPERATING EXPENSES
    Selling, general and administrative                2,994,219         3,141,935
    Restructuring Costs                                1,710,000              --
    Research and development                             894,384         1,273,651
                                                      -----------       -----------

LOSS FROM OPERATIONS                                  (5,522,903)       (4,028,491)

INTEREST AND FINANCING CHARGES
    Other expenses                                      (104,830)         (112,112)
    Interest income                                      104,016           227,272
                                                      -----------       -----------

LOSS BEFORE INCOME TAXES                              (5,523,717)       (3,913,331)

INCOME TAX PROVISION                                        --                --
                                                      -----------       -----------


NET LOSS                                             $(5,523,717)      $(3,913,331)
                                                      -----------       -----------
                                                      -----------       -----------

LOSS PER SHARE                                       $      (.66)      $      (.52)
                                                      -----------       -----------
                                                      -----------       -----------


WEIGHTED AVERAGE SHARES OUTSTANDING                    8,325,470         7,525,431



The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                SIX MONTHS ENDED


                                                                                  September 30, 1999    September 30, 1998
                                                                                  ------------------    ------------------

 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                         $ (5,523,717)      $ (3,913,331)
    Adjustments to reconcile net loss to net cash from
      operating activities
      Depreciation and amortization                                                       236,306            206,682
      Loss on retirement of fixed assets                                                   12,700               --
      Stock-based compensation                                                             34,902               --
      Non-Cash Restructuring Costs                                                      1,710,000               --
        Decrease (Increase) in accounts receivable                                        322,621           (154,865)
        Decrease (Increase) in inventory                                                    8,556           (345,914)
        Decrease (Increase) in prepaid expenses, deposits and other assets                 49,014           (217,163)
        Decrease (Increase) in accounts payable and accrued liabilities                  (219,958)           133,016
                                                                                      ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (3,369,576)        (4,291,575)
                                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                 (225,064)          (262,734
    Capitalized software development costs                                                   --              (30,000)
    Sale of (Investment in) short term securities                                       3,362,513         (2,994,349
                                                                                      ------------       ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     3,137,449         (3,287,083)
                                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from of common stock exercise in 1999 and private placement of common stock and exercise of
      common stock warrants in 1998                                                       611,206         14,290,362
    Issuance of common stock                                                                1,577             25,199
    Purchase of treasury stock                                                            (10,500)              --
    Payments of common stock subscriptions receivable                                          23                 23
                                                                                      ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 602,306         14,315,584
                                                                                      ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 370,179          6,736,926

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,760,627            855,743
                                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  2,130,806       $  7,592,669
                                                                                      ------------       ------------
                                                                                      ------------       ------------

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                                $       --         $       --
                                                                                      ------------       ------------
                                                                                      ------------       ------------

    Interest Paid                                                                    $       --         $       --
                                                                                      ------------       ------------
                                                                                      ------------       ------------



The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                      Common Stock            Stock
                                                            Subscriptions      Additional                                 Total
                                  No. of                     And Notes         Paid in       Treasury     Retained     Stockholders
                                  Shares        Amount       Receivable        Capital        Stock       Deficit        Equity
                                  ------        ------       ----------        -------        -----       -------        ------

BALANCE, APRIL 1, 1999           8,291,955     $82,919        $(23)          $28,479,060    $   --      $(20,643,731)  $ 7,918,225

Issuance of common stock
        associated with:
        stock option exercises     157,705       1,577          --               611,206        --              --         612,783

Stock-based compensation              --          --            --                34,902        --              --          34,902

Payment of stock subscriptions        --          --          $ 23                  --          --              --              23

Purchase of Treasury Stock            --          --            --                  --       (10,500)           --         (10,500)

Net loss                              --          --            --                  --          --        (5,523,717)   (5,523,717)
                                 ---------    --------        ----          ------------   ---------    ------------   -----------
BALANCE, SEPTEMBER 30, 1999      8,449,660     $84,496        $ --           $29,125,168    $(10,500)   $(26,167,448)  $ 3,031,716
                                 ---------    --------        ----          ------------   ---------    ------------   -----------
                                 ---------    --------        ----          ------------   ---------    ------------   -----------


The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of e-Net, Inc. and its wholly owned subsidiary, ZeroPlus.com, Inc., (collectively, the "Company"), which was incorporated in June 1999. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter and six months ended September 30, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE B--RESTRUCTURING COSTS

During the quarter ended June 30, 1999 the Company recorded a charge of approximately $1.7 million related primarily to a restructuring program that is expected to be fully implemented by December 31, 1999. The charge includes a provision for reductions in the carrying value of various Company assets and the accrual of expenses related to the Company's network gateway equipment activities. The other accrued expenses related to restructuring costs at September 30, 1999 were approximately $156,000 and was associated with estimated equipment and support costs. The restructuring effort, a refinement of the Company's previously announced "niche" strategy, refocuses the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks. The Company intends to use its core technology competency in advancement of its voice-over-digital data networks business by exploiting markets that it believes pose fewer competitive risks.

NOTE C--INVENTORY

         Inventory is stated at the lower of cost or market value. As indicated in Note B above, the carrying value of inventory has been eliminated as a part of the restructuring program. The Company continues to maintain the physical inventory of equipment and integrated circuit boards. Any proceeds received resulting from inventory disposal will be recorded in the period received.

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

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

         At September 30, 1999, the Company had two stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $34,902 for the six months ended September 30, 1999. All options granted to employees are non-compensatory.

NOTE G--INCOME TAXES

         The Company has generated net operating losses since its inception. At September 30, 1999, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

         All of the Company's accounts receivable balance at September 30, 1999 were from one customer, and approximately 97% of the Company's sales for the six months ended September 30, 1999, were from two customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in the our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES

         Sales for the second quarter ended September 30, 1999 were approximately $118,500, a decrease of 63% over the approximately $317,200 recorded for the corresponding quarter of 1998. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 customer premises-based gateway
- medium systems products to our restructuring efforts described below. The services sales for the quarter ended September 30, 1999, were primarily from one customer. Through the end of the second quarter ended September 30, 1999 we have recorded no sales from our wholly-owned subsidiary ZeroPlus.com, Inc.

GROSS PROFIT

         Gross profits for the second quarter ended September 30, 1999 were approximately $16,300 or 14% of sales, compared to the approximately $187,400 or 59% of sales for the corresponding quarter of 1998. The amount of gross profit decrease was due to reduced product sales resulting from a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

OPERATING EXPENSES

         Selling, general & administrative expenses for the second quarter ended September 30, 1999, were approximately $1,462,500, a decrease of 9% over the approximately $1,609,100 recorded for the corresponding quarter of 1998. The dollar decrease in these expenses over the prior year reflected reduced spending for personnel and programs consistent with the shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

         Research & development expenses for the second quarter ended September 30, 1999, were approximately $503,800, a 30% decrease over the approximately $718,900 recorded for the corresponding quarter of 1998. The decreased expenditures for research and development are due to the decrease in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

         Other income (expense) for the second quarter ended September 30, 1999, was approximately $(11,400), a decrease over the approximately $106,400 recorded for the corresponding quarter of 1998. In the second quarter ended September 30, 1999, the Company's other income and expenses included interest income, which decreased over 1998 due to the use of investments to fund working capital requirements.

SIX MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES

         Net sales for the six months ended September 30, 1999 were approximately $276,200, a decrease of 63% over the approximately $750,500 recorded for the corresponding period of 1998. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below. Product sales were only approximately $3,300 in the six months ended September 30, 1999 compared to $435,800 recorded for the corresponding period of 1998. The services sales for the six months ended September 30, 1999 were primarily from two customers. Through the end of the second quarter ended September 30, 1999 we have recorded no sales from our wholly-owned subsidiary ZeroPlus.com, Inc.

GROSS PROFIT

         Gross profits for the six months ended September 30, 1999 were approximately $75,700 or 27% of sales, compared to approximately $387,100 or 52% of sales for the corresponding period of 1998. The amount of gross profit decrease was due to reduced product sales resulting from a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.


OPERATING EXPENSES

         Selling, general & administrative expenses for the six months ended September 30, 1999 were approximately $2,994,200, a decrease of 5% over the approximately $3,141,900 recorded for the corresponding period of 1998. These expenses reflected decreased spending for personnel, advertising and substantial marketing expenditures made in connection with promotion of our Telecom 2000 technology products. During the six months ended September 30, 1998 selling, general & administrative expenses included significant costs associated with advertising and tradeshows that we did not incur in the corresponding period in 1999. However, we incurred additional expenses for personnel, travel, and other management efforts in connection with our shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

         Restructuring costs in the six months ended September 30, 1999 were approximately $1,710,000. The costs were related primarily to a refinement of our previously announced "niche" strategy. The charge includes a provision for reductions in the carrying value of various assets and the accrual of expenses related to our network gateway equipment activities. We are in the process of further refining our operating model, in the direction contemplated by our previously announced "niche" strategy, toward a comprehensive strategy of making voice and telephony functions available at common entry points to digital data networks. We intend to use our core technology competency in voice-over-digital data networks by exploiting markets that we believe pose fewer competitive risks.

         The formation of a wholly owned subsidiary, ZeroPlus.com, Inc., in June 1999, to offer a free software-only voice-over-internet product, is the first example of our effort. Market access points upon which we intend to refocus include Telecom 2000 desktop - small systems and selected versions of our customer-premises-based gateway - medium systems. Through these access points, we believe that we can provide our customers with quick and easy access to the advantages of voice-over-digital data network technology, building on our strengths, specifically, the ability to provide voice-over-digital data network telephony that operates similarly to the traditional telephone network. We believe that this initiative will position us to take advantage of partnerships with Internet service providers, Internet portals, and data network carriers to leverage off their larger customer distribution capabilities. As we continue to implement this refined program, we have indefinitely delayed our Telecom 2000 carrier class gateway
- large systems project, and we expect to shift our focus in Telecom 2000 customer premises-based gateways - medium systems to market niches consistent with our refined strategy.

         Research & development expenses for the six months ended September 30, 1999 were approximately $894,400, an decrease of 30% over the approximately $1,273,700 recorded for the corresponding period of 1998. The decrease in the research and development expenditures for the 1999 period reflected lower overall workforce costs and reduced third party supplier costs for new integrated printed circuit boards and the related software.

OTHER INCOME (EXPENSE)

         Other income (expense) for the six months ended September 30, 1999, was approximately $(800), a decrease over the approximately $115,200 recorded for the corresponding period of 1998. The decrease in other income (expense) in 1999 is due primarily to the interest income decrease over 1998 due to the use of investments to fund working capital requirements.

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


LIQUIDITY AND CAPITAL RESOURCES

         In the six months September 30, 1999, we used approximately $(3,529,800) in cash flows from operating activities, excluding changes in assets and liabilities, during the six months ended September 30, 1999, compared to approximately $(3,707,000) for the corresponding period of 1998. The total net cash used by operating activities was approximately $(3,369,600) for the six months ended September 30, 1999, compared to approximately $(4,291,600) for the corresponding period of 1998.

         Cash provided by investing activities totalled approximately $3,137,400 for the six months ended September 30, 1999 as compared to approximately $(3,287,100) used in investing activities for the corresponding period of 1998. The main component of that investing activity was the sale of short-term securities of approximately $3,365,900, as well as continued expenditures for equipment of approximately $225,100. The majority of the expenditures related to the refinement of our operating model described above.

         Cash provided by financing activities totalled approximately $602,300 compared to approximately $14,315,600 for the corresponding period in 1998. We successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of our common stock warrants prior to their redemption in September 1998 yielded net proceeds of approximately $9,000,000. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the six months ended September 30, 1999.

         We expect to continue to make significant investments in the future to support our overall growth. We presently have cash and cash equivalents, investments and a line of credit that we believe will be sufficient to meet near-term cash requirements. However, we expect that our operational cash requirements will stay the same or increase as a result of our restructuring efforts and funding of our subsidiary ZeroPlus.com, Inc. We expect that additional equity financing arrangements will be required within the next six months. We currently are exploring financing alternatives, but we cannot assure that such financing will be obtained in a time period or manner that will not impact our current operational plans.

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

         We believe that our revenues will grow as we continue to implement our revised operating model and deliver new Telecom 2000 products that make voice and telephony functions easily available at common entry points to digital data networks, which we will target under our refined strategy. However, our refined strategy is new and still under development. While we believe it offers us the possibility of increased revenue growth sooner than did our previous equipment-based strategy, we can make no assurance of this result.

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

PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit  Description

         10.1 Revenue Sharing, Service Development, and Joint Marketing Alliance Agreement dated September 15, 1999 by and between IXC Communication Services, Inc. and e-Net, Inc.

(b) Since the end of its most recent fiscal year on March 31, 1999, e-Net, Inc. has filed the following reports on Form 8-K:

         Date of Report             Item Reported

         September 15, 1999         Press Release

SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     e-Net, Inc.
                                     (Registrant)





DATE:  November 15 1999 /s/  Donald J. Shoff
                       ----------------------------------
                             Donald J. Shoff
                             Vice President and Chief Financial Officer
                             (Duly Authorized Officer and Principal
                              Financial Officer)

                                  EXHIBIT INDEX

      PAGE          DOCUMENT

         17         10.1 Revenue Sharing, Service Development, and Joint
                    Marketing Alliance Agreement dated September 15, 1999 by and between IXC Communication Services, Inc. and e-Net, Inc.

         27         Financial Data Schedule.