Form 10QSB
period 1999-12-31
E NET INC
filed 2000-02-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 1999

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

   The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of February 4, 2000 was 10,452,640.

           Transitional small business disclosure format (check one):
                                 Yes     No  X
                                     ---     ---

           The exhibit index appears in sequentially numbered page: 17

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                                   Page
                                                                                                                   ----
Item 1.  Consolidated Financial Statements (Unaudited)

         Accountants' Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Balance Sheets as of December 31 and March 31, 1999 . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998. . . . . . .     5

         Consolidated Statements of Operations for the nine months ended December 31, 1999 and 1998 . . . . . . .     6

         Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 1998 . . . . . . .     7

         Consolidated Statements of Stockholders' Equity as of December 31, 1999. . . . . . . . . . . . . . . . .     8

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 2.  Management's Discussion and Analysis Or Plan of Operations . . . . . . . . . . . . . . . . . . . . . . .    11


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Board of Directors
e-Net, Inc.

We have reviewed the accompanying consolidated balance sheet of e-Net, Inc. (a Delaware Corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month periods ended December 31, 1999 and 1998, and the statements of operations for the three month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                         Grant Thornton LLP

Vienna, Virginia
February 2, 2000
                                   e-NET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    DECEMBER 31, 1999        MARCH 31, 1999
                                                                                    -----------------        --------------
                                                                                       (UNAUDITED)              (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                                       $        6,055,632     $       1,760,627
    Short-term investments                                                                   6,606,522             4,618,587
    Accounts receivable                                                                         60,445               749,903
    Inventory                                                                                      -                 583,634
    Prepaid expenses                                                                           255,389               120,873
                                                                                    ------------------     -----------------

TOTAL CURRENT ASSETS                                                                        12,977,988             7,833,624

DEPOSITS AND OTHER ASSETS                                                                       37,947                44,322

PROPERTY AND EQUIPMENT, NET                                                                    565,066               500,627

SOFTWARE DEVELOPMENT COSTS, NET                                                                     -                488,570
                                                                                    ------------------     -----------------

                                                                                    $       13,581,001     $       8,867,143
                                                                                    ==================     =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade                                                         $          172,849     $         279,266
    Notes Payable, current                                                                      16,118                    -
    Accrued liabilities                                                                        972,199               669,652
                                                                                    ------------------     -----------------

TOTAL CURRENT LIABILITIES                                                                    1,161,166               948,918

LONG TERM DEBT                                                                                  66,945                   -

TOTAL LIABILITIES                                                                            1,228,111               948,918

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
      Authorized, 10,442,171 and 8,291,955 shares outstanding
      at December 31 and March 31, 1999, respectively                                          104,421                82,919
    Treasury Stock                                                                             (10,500)                   -
    Stock subscriptions and notes receivable                                                        -                    (23)
    Additional paid-in capital                                                              40,757,037            28,479,060
    Retained deficit                                                                       (28,498,068)          (20,643,731)
                                                                                    ------------------     -----------------

TOTAL STOCKHOLDERS' EQUITY                                                                  12,352,890             7,918,225
                                                                                    ------------------     -----------------

                                                                                    $       13,581,001     $       8,867,143
                                                                                    ==================     =================


        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               THREE MONTHS ENDED

                                                                                   DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                                   -----------------      -----------------
SALES
    Products                                                                       $            2,051    $          242,946
    Services                                                                                  100,000               124,394
                                                                                    -----------------     -----------------
Total sales                                                                                   102,051               367,340

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                                    2,786               182,828
    Services                                                                                   59,480                43,531
                                                                                     ----------------     -----------------
Total cost of product sold and service provided                                                62,266               226,359

GROSS PROFIT                                                                                   39,785               140,981

OPERATING EXPENSES
    Selling, general and administrative                                                     1,739,873             1,632,680
    Research and development                                                                  187,155               833,229
                                                                                    -----------------     -----------------

LOSS FROM OPERATIONS                                                                       (1,887,243)           (2,324,928)

OTHER INCOME (EXPENSE)
    Legal settlement                                                                         (405,938)                   -
    Other expenses                                                                            (82,561)              (52,936)
    Interest income                                                                            45,122               109,138
                                                                                    -----------------     -----------------

LOSS BEFORE INCOME TAXES                                                                   (2,330,620)           (2,268,726)

INCOME TAX PROVISION                                                                               -                     -
                                                                                    -----------------     -----------------

NET LOSS                                                                             $     (2,330,620)     $     (2,268,726)
                                                                                    =================     =================

LOSS PER SHARE                                                                       $           (.27)     $           (.27)
                                                                                    =================     =================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                                     8,699,905             8,256,828


        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                   DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                                   -----------------     -----------------
SALES
    Products                                                                       $            5,310    $          678,739
    Services                                                                                  372,905               439,082
                                                                                   ------------------    ------------------
Total sales                                                                                   378,215             1,117,821

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                                    3,370               456,477
    Services                                                                                  259,360               133,268
                                                                                   ------------------    ------------------
Total cost of product sold and service provided                                               262,730               589,745

GROSS PROFIT                                                                                  115,485               528,076

OPERATING EXPENSES
    Selling, general and administrative                                                     4,734,092             4,774,615
    Restructuring Costs                                                                     1,710,000                   -
    Research and development                                                                1,081,539             2,106,880
                                                                                   ------------------    ------------------

LOSS FROM OPERATIONS                                                                       (7,410,146)           (6,353,419)

OTHER INCOME (EXPENSE)
    Legal settlement                                                                         (405,938)                  -
    Other expenses                                                                           (187,391)             (165,048)
    Interest income                                                                           149,138               336,410
                                                                                   ------------------    ------------------

LOSS BEFORE INCOME TAXES                                                                   (7,854,337)           (6,182,057)

INCOME TAX PROVISION                                                                               -                     -
                                                                                   ------------------    ------------------

NET LOSS                                                                           $       (7,854,337)   $       (6,182,057)
                                                                                   ==================    ==================

LOSS PER SHARE                                                                     $             (.93)   $             (.79)
                                                                                   ==================    ==================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                                     8,450,735             7,777,597



        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                  DECEMBER 31, 1999       DECEMBER 31, 1998
                                                                                  -----------------       -----------------
 INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $      (7,854,337)      $      (6,182,057)
    Adjustments to reconcile net loss to net cash from
      operating activities
      Depreciation and amortization                                                         326,281                 393,165
      Loss on retirement of fixed assets                                                     12,790                     -
      Stock-based compensation                                                               39,062                     -
      Non-Cash Restructuring Costs                                                        1,710,000                     -
      Non-Cash Settlement Costs                                                             405,938                     -
        Decrease (Increase) in accounts receivable                                          369,337                (348,223)
        Decrease (Increase) in inventory                                                      8,556                (958,025)
        Increase in prepaid expenses, deposits and other assets                            (128,141)                (42,943)
        Increase in accounts payable and accrued liabilities                               (217,693)               (176,034)
                                                                                  -----------------       -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (5,328,207)             (7,314,117)
                                                                                  -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                   (222,967)               (393,377)
    Capitalized software development costs                                                      -                   (30,000)
    Investment in short term securities                                                  (1,987,935)             (4,556,573)
                                                                                  -----------------       -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (2,210,902)             (4,979,950)
                                                                                  -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                           11,854,479              14,336,261
    Purchase of treasury stock                                                              (10,500)                    -
    Principal payments on long term note                                                     (9,888)                    -
    Payments of common stock subscriptions receivable                                            23                      23
                                                                                  -----------------       -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                11,834,114              14,336,284
                                                                                  -----------------       -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,295,005               2,042,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,760,627                 855,743
                                                                                  -----------------       -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $       6,055,632       $       2,897,960
                                                                                  =================       =================

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                             $              -        $             -
                                                                                  =================       =================

    Interest Paid                                                                 $           7,614       $             -
                                                                                  =================       =================


        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                CONSOLIDATED STATEM ENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Common Shares          Stock
                                  --------------------    Subscriptions      Additional                                   Total
                                   No. of                   And Notes         Paid in        Treasury     Retained     Stockholders
                                   Shares      Amount       Receivable        Capital          Stock       Deficit        Equity
                                  ---------   --------    --------------    -----------      --------   ------------   ------------
BALANCE, APRIL 1, 1999            8,291,955   $ 82,919     $     (23)       $28,479,060      $     -    $(20,643,731)  $ 7,918,225

Issuance of common stock
   Associated with:
   Stock Option exercises           261,563      2,615             -          1,026,657            -              -      1,029,272

   Broadwing, Inc.                1,888,653     18,887                       10,807,886                                 10,826,773

Stock-based compensation                 -          -              -             39,062            -              -         39,062

Payment of stock subscriptions           -          -             23                 -             -              -             23

Purchase of treasury stock               -          -              -                 -        (10,500)            -        (10,500)

Warrant rescission                       -          -              -             (1,566)           -              -         (1,566)

Legal settlement                         -          -              -            405,938            -              -        405,938

Net loss                                 -          -              -                 -             -      (7,854,337)   (7,854,337)
                                 ----------   --------     ----------       -----------      --------   ------------   -----------

BALANCE, DECEMBER 31, 1999       10,442,171   $104,421     $       -        $40,757,037      $(10,500)  $(28,498,068)  $12,352,890
                                 ==========   ========     ==========       ===========      ========   ============   ===========


        The accompanying notes are an integral part of these statements.

                                   e-NET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of e-Net, Inc. and its wholly owned subsidiary, ZeroPlus.com, Incorporated (collectively, the "Company"), which was incorporated in June 1999. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter and nine months ended December 31, 1999 are not necessarily indicative of the results for the fiscal year ending March 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE B--RESTRUCTURING COSTS

         During the quarter ended June 30, 1999 the Company recorded a charge of approximately $1.7 million related primarily to a restructuring program that was substantially implemented by December 31, 1999. The charge includes a provision for reductions in the carrying value of various Company assets and the accrual of expenses related to the Company's network gateway equipment activities. The other accrued expenses related to restructuring costs at December 31, 1999 were approximately $156,000 and were associated with estimated equipment and support costs. The restructuring effort, a refinement of the Company's previously announced "niche" strategy, refocuses the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks. The Company intends to use its core technology competency in advancement of its voice-over-digital data networks business by exploiting markets that it believes pose fewer competitive risks.

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

NOTE D--SOFTWARE DEVELOPMENT COSTS

         The Company had capitalized certain software development costs incurred after establishing technological feasibility. Software costs were amortized over the estimated useful life of the software once the product was available for general release to customers. As indicated in Note B above, the capitalized software carrying value has been eliminated as a part of the restructuring program.

NOTE E--DEBT FACILITY

         In December 1999, the Company signed a promissory note in the amount of $ 92,951 with an interest rate of 10% and payable monthly over 5 years. This debt is associated with leasehold improvements at our facility in Germantown, Maryland. At December 31, 1999, the balance due on this note was $83,064. On June 25, 1999, the Company signed a one (1) year promissory note for a $1,000,000 line of credit facility that is secured by investments, receivables and fixed assets of the Company.

NOTE F--NON-QUALIFIED STOCK OPTION PLAN

         At December 31, 1999, the Company had three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 (APB 25) and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $39,062 for the nine months ended December 31, 1999. All options granted to employees are non-compensatory for financial statement purposes, under the provisions of APB 25.

NOTE G--INCOME TAXES

         The Company has generated net operating losses since its inception. At December 31, 1999, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE H--CONCENTRATION

         Approximately 97% of the Company's accounts receivable balance at December 31, 1999 were from one customer, and approximately 97% of the Company's sales for the nine months ended December 31, 1999, were from two customers.

NOTE I--ADVERTISING COMMITMENTS

         The Company has entered into agreements with various Internet-related firms, whereby the Company pays a fixed scheduled payment over time in return for online advertising. Expense is recognized for these programs in the period in which the advertising is performed. At December 31, approximate future advertising commitments are as follows:

Year ending March 31,

2000 (3 months) ...............................................................          $  277,000
2001...........................................................................          $  883,000
2002...........................................................................          $        0
Thereafter ....................................................................          $        0

Payments made for the nine month period ended December 31, 1999 totalled $ 134,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in the our Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET SALES

         Sales for the third quarter ended December 31, 1999 were approximately $102,100, a decrease of 72% over the approximately $367,300 recorded for the corresponding quarter of 1998. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below. The services sales for the quarter ended December 31, 1999, were primarily from one customer. Through the end of the third quarter ended December 31, 1999, we have recorded no sales from our wholly-owned subsidiary, ZeroPlus.com, Incorporated.

GROSS PROFIT

         Gross profits for the third quarter ended December 31, 1999 were approximately $39,785 or 39% of sales, compared to the approximately $140,981 or 38% of sales for the corresponding quarter of 1998. In total dollars, gross profit decreased by 72% due to reduced product sales resulting from a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

OPERATING EXPENSES

         Selling, general & administrative expenses for the third quarter ended December 31, 1999, were approximately $1,739,900, an increase of 7% over the approximately $1,632,700 recorded for the corresponding quarter of 1998. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs in support of our wholly-owned subsidiary, ZeroPlus.com, Incorporated

         Research & development expenses for the third quarter ended December 31, 1999, were approximately $187,200, a 78% decrease over the approximately $833,200 recorded for the corresponding quarter of 1998. The decreased expenditures for research and development are due to the decrease in number of employees and other expenditures devoted to the general development of the Company's technology products.

OTHER INCOME (EXPENSE)

         Other income (expense) includes a non-cash charge of $405,900 associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of our initial public offering. Under the terms of the settlement, the Company agreed to lower the exercise price of certain warrants held by the plaintiffs. In the third quarter ended December 31, 1999, the Company's other income and expenses also included interest income, which decreased over 1998 due to the use of investments to fund working capital requirements.

NINE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET SALES

         Net sales for the nine months ended December 31, 1999 were approximately $378,200, a decrease of 66% over the approximately $1,117,800 recorded for the corresponding period of 1998. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below. Product sales were only approximately $5,300 in the nine months ended December 31, 1999 compared to $678,700 recorded for the corresponding period of 1998. The services sales for the nine months ended December 31, 1999 were primarily from two customers. Through the end of the third quarter ended December 31, 1999, we have recorded no sales from our wholly-owned subsidiary, ZeroPlus.com, Incorporated

GROSS PROFIT

         Gross profits for the nine months ended December 31, 1999 were approximately $115,500 or 31% of sales, compared to approximately $528,100 or 47% of sales for the corresponding period of 1998. The amount of gross profit decrease was due to reduced product sales resulting from a shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

OPERATING EXPENSES

         Selling, general & administrative expenses for the nine months ended December 31, 1999 were approximately $4,734,100, a decrease of 1% over the approximately $4,774,600 recorded for the corresponding period of 1998. These expenses reflected decreased spending for personnel in connection with promotion of our Telecom 2000 technology products. During the nine months ended December 31, 1998 selling, general & administrative expenses included significant costs associated with advertising and tradeshows that we did not incur in the corresponding period in 1999. However, we incurred additional expenses for personnel, travel, and other management efforts in connection with our shift in focus from sales of our Telecom 2000 customer premises-based gateway - medium systems products to our restructuring efforts described below.

         Restructuring costs in the nine months ended December 31, 1999 were approximately $1,710,000. The costs were related primarily to a refinement of our previously announced "niche" strategy. The charge includes a provision for reductions in the carrying value of various assets and the accrual of expenses related to our network gateway equipment activities. We have further refined our operating model, in the direction contemplated by our previously announced "niche" strategy, toward a comprehensive strategy of making voice and telephony functions available at common entry points to digital data networks. We intend to use our core technology competency in voice-over-digital data networks by exploiting markets that we believe pose fewer competitive risks.

         The formation of a wholly owned subsidiary, ZeroPlus.com, Incorporated, in June 1999, to offer a free software-only voice-over-internet product, is the first example of our effort. Market access points upon which we intend to refocus include Telecom 2000 desktop - small systems and selected versions of our customer-premises-based gateway - medium systems. Through these access points, we believe that we can provide our customers with quick and easy access to the advantages of voice-over-digital data network technology, building on our strengths, specifically, the ability to provide voice-over-digital data network telephony that operates similarly to the traditional telephone network. We believe that this initiative will position us to take advantage of partnerships with Internet service providers, Internet portals, and data network carriers to leverage off their larger customer distribution capabilities. As we are now operating under this refined model, we have indefinitely delayed our Telecom 2000 carrier class gateway - large systems project, and we have shifted our focus in Telecom 2000 customer premises-based gateways - medium systems to market niches consistent with our refined strategy.

         Research & development expenses for the nine months ended December 31, 1999 were approximately $1,081,500, an decrease of 49% over the approximately $2,106,900 recorded for the corresponding period of 1998. The decrease in the research and development expenditures for the 1999 period reflected lower overall workforce costs and reduced third party supplier costs for new integrated printed circuit boards and the related software. The importance of ZeroPlus.com, Incorporated to our overall business strategy is demonstrated by our planned name change from e-Net, Inc. to ZeroPlus.com, Inc., in connection with a merger of ZeroPlus.com, Incorporated into e-Net, Inc. We expect this event to occur effective February 15, 2000.

OTHER INCOME (EXPENSE)

         Other income (expense) includes a non-cash charge of $405,900 associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of our initial public offering. Under the terms of the settlement, the Company agreed to lower the exercise price of certain warrants held by the plaintiffs. Excluding the legal settlement expense, the decrease in other income (expense) in 1999 is due primarily to the interest income decrease over 1998 due to the use of investments to fund working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months December 31, 1999, we used approximately $(5,360,300) in cash flows from operating activities, excluding changes in assets and liabilities, compared to approximately $(5,788,900) for the corresponding period of 1998. The total net cash used by operating activities was approximately $(5,328,200) for the nine months ended December 31, 1999, compared to approximately $(7,314,100) for the corresponding period of 1998.

         Cash used by investing activities totalled approximately $(2,210,900) for the nine months ended December 31, 1999 as compared to approximately $(4,979,900) used in investing activities for the corresponding period of 1998. The main component of that investing activity was the purchase of short-term securities of approximately $1,988,000, as well as continued expenditures for equipment of approximately $223,000, the majority of which related to the refinement of our operating model described above.

         Cash provided by financing activities totalled approximately $11,834,100 compared to approximately $14,336,300 for the corresponding period in 1998. In December, 1999, Broadwing, Inc exercised a call right to purchase 18.259% of the Company's common stock for an aggregate price of $10,826,800. We successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of our common stock warrants prior to their redemption in December 1998 yielded net proceeds of approximately $9,000,000. In December, 1999, the Company signed a promissory note in the amount of $ 92,951 payable monthly over 5 years. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the nine months ended December 31, 1999.

         We expect to continue to make significant investments in the future to support our overall growth. We presently have cash and cash equivalents, investments and a line of credit that we believe will be sufficient to meet near-term cash requirements. However, we expect that our operational cash requirements will stay the same or increase as a result of our restructuring efforts and funding of the business of our subsidiary ZeroPlus.com, Incorporated. As indicated in the Company's most recent Annual Report on Form 10-KSB, as amended, while operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

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

         We have invested significant amounts in the research and development and the initial product rollout marketing and selling for the Telecom 2000 product line. Even though our restructuring is substantially completed, the emphasis, attention, and dedication of our limited resources to the Telecom 2000 product line will, in our view, continue to cause losses. However, we believe that the value and sales potential of our refocused Telecom 2000 product line outweighs the risk of continued operating losses.

         We believe that our revenues will grow as we continue to implement our revised operating model and deliver new Telecom 2000 products that make voice and telephony functions easily available at common entry points to digital data networks, which we will target under our refined strategy. However, our refined strategy is new. While we believe it offers us the possibility of increased revenue growth sooner than did our previous equipment-based strategy, we can make no assurance of this result.

         We do not expect revenue growth to occur ratably in the near term. Revenue growth, if any, in fiscal 2001 will depend to a large extent on the timing and success of the finalization and rollout of our refined strategy.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 10, 1999, at the Company's 1998 Annual Meeting of Shareholders, the shareholders of the Company voted on the following matters:

Concerning the election of directors:

NOMINEES FOR DIRECTOR                                   VOTES CAST FOR                      VOTES WITHHELD
---------------------                                   --------------                      --------------
Gen. Alonzo E. Short, Jr.                               7,765,666                           46,353
Robert A. Veschi                                        7,765,666                           46,353
William W. Rogers, Jr.                                  7,765,616                           46,403
William L. Hooton                                       7,765,666                           46,353
Clive G. Whittenbury, Ph.D.                             7,765,666                           46,353
Michael A. Viren                                        7,765,616                           46,403
Donald J. Shoff                                         7,765,666                           46,353


Concerning approval of the 1999 Stock Compensation Plan:

Votes Cast For:                                         2,426,839
Votes Cast Against:                                       316,321
Abstentions:                                               30,171
Broker Non-Votes                                        5,038,688


Concerning ratification of Grant Thornton LLP as the Company's independent auditors for fiscal year 2000:

Votes Cast For:                                         7,770,771
Votes Cast Against:                                        19,585
Abstentions:                                               21,663
Broker Non-Votes                                        not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit           Description
         10.1         Amendment Dated December 7, 1999 to Revenue Sharing, Service Development, and Joint
                      Marketing Alliance Agreement dated September 15, 1999 by and between IXC Communication
                      Services, Inc. and e-Net, Inc

         10.2         Letter Agreement Dated December 20, 1999 from Broadwing, Inc. to e-Net, Inc

         10.3         1999 Stock Compensation Plan

(b) Since the end of its most recent fiscal year on March 31, 1999, e-Net, Inc. has filed the following reports on Form 8-K:

         Date of Report             Item Reported

         February 8, 2000           Item 5 - Other Events
         December 22, 1999          Press Release
         December 14, 1999          Press Release
         September 15, 1999         Press Release

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e-Net, Inc.
                              (Registrant)


DATE:  February 14 2000               /s/  Donald J. Shoff
                                      ------------------------------------------
                                      Donald J. Shoff
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                                  EXHIBIT INDEX

PAGE       DOCUMENT
----       --------
17         10.1 Amendment Dated December 7, 1999 to Revenue Sharing, Service
           Development, and Joint Marketing Alliance Agreement dated September
           15, 1999 by and between IXC Communication Services, Inc. and e-Net, Inc

           10.2  Letter Agreement Dated December 20, 1999 from Broadwing, Inc. to e-Net, Inc

           10.3  1999 Stock Compensation Plan