Form 10KSB
period 2000-03-31
ZEROPLUS COM INC
filed 2000-06-29
CIK 1012481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: MARCH 31, 2000  Commission file number: 000-20865

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                            ------------------------

                               ZEROPLUS.COM, INC.
                 (Name of small business issuer in its charter)

             DELAWARE                            52-1929282
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)            Identification No.)

12800 MIDDLEBROOK ROAD, SUITE 400,
          GERMANTOWN, MD                           20874
 (Address of principal executive                 (Zip Code)
             offices)

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

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past
90 days. Yes /X/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State the issuer's revenues for its most recent fiscal year: $483,168.

    The aggregate market value of the issuer's voting common stock held by non-affiliates was approximately $30,395,000 based upon the closing price of the common stock on June 14, 2000, as quoted by the Nasdaq SmallCap Market.

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: on June 14, 2000, the number of issued and outstanding shares of common stock was 10,460,974.

    Transitional Small Business Disclosure Format: Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ZEROPLUS.COM, INC.
                                     INDEX

                                                                           PAGE
                                                                         --------
                                     PART I

Item 1.    Description of Business.....................................      3
Item 2.    Description of Properties...................................     20
Item 3.    Legal Proceedings...........................................     20
Item 4.    Submission of Matters to a Vote of Security Holders.........     21

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters....     21
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     22
Item 7.    Financial Statements........................................     33
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     51

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.........................................................     51
Item 10.   Executive Compensation......................................     54
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     56
Item 12.   Certain Relationships and Related Transactions..............     57
Item 13.   Exhibits, List and Reports on Form 8-K......................     58

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

    ZeroPlus.com, Inc. provides Internet telephony services to consumers worldwide, including free PC-to-PC phone services, and fee-based PC-to-phone, phone-to-PC and phone-to-phone services. We also have developed an e-commerce solution, ZPCommerce, which enables companies to voice-enable their websites. ZeroPlus.com can route calls from customers' PCs to existing call centers entirely over the Internet, thereby drastically reducing e-commerce companies' inbound 800-number service costs.

    We believe that the market for Internet telephony, while in its early stages, holds significant potential for growth. Reports issued by technology industry analysts forecast the annual Internet telephony market to grow to almost a billion minutes by 2002. We continue to believe in the forecast potential. However, we also believe that to realize that potential, Internet telephony technology must be made easier to use and to understand. We hope to continue to make our consumer solution easier to use and to understand, with the goal of capturing a significant share of the potential market.

    The growth projections for e-commerce are even more staggering. According to some estimates, Internet shopping may total more than a trillion dollars by 2003. Yet, other studies have shown that only a small percentage of consumers that visit an e-commerce site actually purchase products online. Studies have determined that poor online customer service and a lack of intimacy with customers are the main reasons for this low online purchase rate. By using our e-commerce solution, e-commerce companies may improve customer service at the same time as they drastically reduce their inbound 800-number service charges.

    During the past year, we have refocused the main thrust of our business onto our consumer and e-commerce Internet telephony solutions, as reflected by our merger with our wholly-owned subsidiary, ZeroPlus.com Incorporated and our name change from e-Net, Inc. to ZeroPlus.com, Inc., in February 2000. During the transition, we reduced our emphasis on selling certain of our Telecom 2000-TM-products ("Telecom 2000 Products"). These products generally provided high fidelity duplex voice and fax through the Internet, private Internet Protocol networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks"). They also generally offered traditional telephony features like call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. These features, functions and capabilities became the basis for building the service-based product set offered through ZeroPlus.com.

    ZeroPlus.com differs from its competitors in the Internet telephony industry by being built around Internet telephone numbers. This concept, for which we have a patent application pending (the "Pending Patent"), provides Internet consumers with a unique phone number that can be identical to their home phone numbers, except that "0" is the first digit. We believe that, if granted, the Pending Patent may provide certain strategic and technological advantages in the emerging market for Internet telephony. We can make no assurances that our application for the Pending Patent will be granted, or if granted, as to the advantages or protection that may result. Our current and anticipated product line is not wholly dependent on the validity or applicability of the Pending Patent. The Pending Patent would not cover all of our products.

    We have established, and expect to continue to establish, a variety of strategic relationships. Our primary strategic relationship is with our equity partner, Broadwing, Inc. (NYSE: BRW), which now owns 1,888,653 shares of our common stock, par value $.01 per share, or 18% of the issued and outstanding shares of our common stock as of March 31, 2000. Broadwing provides us with access to Gemini2000, its nationwide Internet backbone, as well as network support, colocation space, joint marketing and sales support. We provide Broadwing with software and installation support, long distance routing capability on Internet Protocol networks, technology and customer support.

    Other significant strategic relationships include:

DATE BEGAN                                 WITH            PURPOSE
----------                                 ----            -------
August 1999..............................  Talkcity.com    Membership access
December 1999............................  TheGlobe.com    Membership access
May 2000.................................  Priceline.com   Distribution
June 2000................................  YWCA            Membership Access

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

    We began to sell Telecom 2000 Products in July 1997 with the introduction of the Telecom 2000 Desktop System. We announced the Telecom 2000 Customer Premise Equipment Gateway Systems, also known as the Telecom 2000 T1/E1 Digital Trunk Interface, in October 1997; that product became generally available in February 1998. We announced the general availability of our Telecom 2000 retail system called "NetConnect" in May 1998. In 1998, we also delivered our 24 port and 30 port T1/E1 Digital Trunk Interface product in the medium system range, and we developed customer relationships with emerging communications services companies in the domestic U.S., Latin America, and Europe. In 1997-1998, we also began planning for large-systems development in 1998 and began to develop voice-over-cable-television products in conjunction with various strategic partners.

    In 1998, we recognized that the delay in growth of generally forecast demand for Digital Data Network telephony meant that we needed to focus our immediate sales activities in niche areas. By early 1999, we had identified three such niche markets: voice-over-cable-television, small-to-mid-sized newer telecommunications services companies ("Next-Generation Telcos"), and World Wide Web-based Internet telephony for Internet commerce and otherwise. To further the voice-over-cable-television niche, we expanded our cable television modem project to include more telephone features and to address Internet Protocol. To further the Next-Generation Telco niche, we completed development of an intelligent module for the medium-sized Digital Trunk Interface product called the T2000 Gatekeeper, and we developed the capability to use our products on wireless Digital Data Networks, offering this customer base a low infrastructure cost system alternative. To further the World Wide Web-based Internet telephony niche, we developed and enhanced our software-only T2000 product, T2000 TS Express. As a distribution strategy for this niche, we created a wholly owned subsidiary, ZeroPlus.com Incorporated.

    The third niche quickly became our primary focus. In keeping with that focus, we introduced our PC-to-PC consumer solution, available at our Internet website, ZeroPlus.com, in June 1999. In October 1999 we began connecting PC-to Phone calls to 800-type toll free telephone numbers and began providing a free instant messaging service. In November 1999, we provided free unlimited PC-to-Phone calling for the Thanksgiving holiday for members who added at least $25 to their prepaid accounts. In December 1999, we first provided Phone-to-PC and Phone-to-Phone calls, as well as sponsored free calling on the Christmas and New Years holidays for members with a minimum deposit of $15 in their account. International calling to Western Europe was made available in February 2000 and world-wide calling was made available in May 2000. We also developed our e-commerce solution, which was announced in January 2000 and became available for testing in June 2000. In keeping with this change in focus, we merged with our wholly owned subsidiary, ZeroPlus.com Incorporated and changed our name from e-Net, Inc. to ZeroPlus.com, Inc. in February 2000.

INDUSTRY BACKGROUND

    In the mid-1990's, companies began to develop and market products that delivered audio, including voice, over the Internet. Such products were the first to use "Voice-over-Internet Protocol," or the transmission of voice as digital data on Internet Protocol-compatible networks, including the Internet as well as Internet-compatible, private Digital Data Networks such as "Intranets." However, early Internet telephone calls required cumbersome components to make Internet-based telephone calls, such as personal computer speakers and microphones. In addition, participants in the telephone call had to use identical software, running at the same time. Voice quality was often poor. Many products had a half-duplex nature and experienced long delays. However, the promise of this technology was established because of the low cost of the Internet telephone call, which could seemingly be made "free," even over long international distances.

    Internet telephone calls are less expensive than traditional international long distance calls primarily because these calls are carried over the Internet or private Internet Protocol Digital Data Networks and therefore bypass a significant portion of international long distance costs. Currently, Internet telephone companies use a technology called "packet-switching" to break calls into discrete data packets, route them over the Internet or a private, Internet Protocol Digital Data Network and reassemble them into their original form for delivery to the recipient. Traditional international long distance calls, in contrast, are made using a technology called "circuit switching", which carries these calls over international voice telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient that remains open for the duration of the call. As a result, circuit-switching technology is inherently less efficient than packet-switching technology, which allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance call costs, even "free" calls in some circumstances and under some business models.

    Therefore, despite earlier quality problems, many technology analysts forecast a large target market for Internet telephone calls and other Internet telephony products, such as voice coupled with full-duplex, call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. Reports issued by technology industry analysts forecast the annual Internet telephony market to grow to almost a billion minutes by 2002, and that more than 10% of all telecommunications traffic will travel over Internet Protocol Digital Data Networks 2002.

    We believe that telephony on Internet Protocol Digital Data Networks (especially the Internet) is becoming more attractive for several reasons. First, although the Internet traditionally has been thought to have insufficient quality to carry significant voice traffic, Internet Protocol telephony products like ours have improved their voice sound quality to a point approaching toll-quality voice.

    Second, the Internet is highly accessible, with approximately over 170 million users around the world, according to some sources. The growth in Internet users is attributable, at least in part, to the emergence of new, lower-cost Internet access technologies, such as high-speed modems. Approximately half of the world's Internet users reside outside the United States, many in areas where telecommunications costs are significantly higher than in the United States, so the potential savings from using the Internet for telephone calls are that much greater.

    Third, private Internet Protocol Digital Data Networks are increasing in usage and popularity as a function of an increase in the number of Internet users. We believe that the use of private Internet Protocol Digital Data Networks (such as Broadwing's Gemini2000 network) to transmit calls can further address both Internet capacity constraints and quality of call concerns.

    We believe that Internet Protocol telephony offers significant benefits to consumers and businesses over and above long distance cost savings. The same technologies that enable Internet telephony can be applied to integrate live voice capabilities into the Web. We believe that this integration can enhance the potential for the Internet to become the preferred medium for commerce.

    The growth projections for e-commerce are even more staggering than those for Internet telephony. According to some estimates, Internet shopping may total more than a trillion dollars by 2003. Yet, other studies have shown that only a small percentage of consumers that visit an e-commerce site actually purchase products online. Some disconnect from the Internet to call an 800-number, while others decide to make their purchase at a retail store. Studies have determined that poor online customer service and a lack of intimacy with customers are the main reasons for this low online purchase rate.

    We believe that companies providing innovative solutions that improve e-commerce businesses' ability to sell products over the Internet stand to benefit from the rapidly growing e-commerce market. An e-commerce Internet telephony solution, such as our ZPCommerce, can resolve many online customer service deficiencies. When a clickable icon is placed on an e-commerce website, customers with questions about a particular product can simply click the icon and the call will be instantly routed over the Internet to the company's existing call center. Only one phone line will be required to browse a website and simultaneously talk to a customer service representative over the Internet. By using this technology and routing the call completely over the Internet, e-commerce companies may drastically reduce their inbound toll-free service charges and, at the same time, improve customer service.

OUR PRODUCTS

    ZeroPlus.com, introduced in June 1999, is an Internet telephony service that currently provides PC-to-PC, PC-to-phone, phone-to-PC and phone-to-phone service. We built ZeroPlus.com around a unique concept, Internet telephone numbers, for which we have applied for the Pending Patent. See "--Patent, Trademark, Copyright and Proprietary Rights". This concept is unique to the Internet telephony industry because it provides customers with a unique phone number identical to their home phone number, except that a "0" is inserted as the first digit. For example, if a person's home phone number is 1-212-555-1212, the Internet phone number becomes 0-212-555-1212.

    There are three key reasons why we believe the Internet phone number scheme is an important advance in Internet telephony. First, most Internet telephony services offering PC-to-PC capability route calls using an alphanumeric nickname. However, because most people have multiple Internet nicknames associated with various email accounts, users are often confused over which nickname to use when calling another person. Second, consumers have been using phone numbers for over 100 years, making it an easily understood concept. We believe that this will allow us to target mainstream consumers more easily, in addition to those who are technologically proficient. Third, our Internet telephone-dialing plan is based on the traditional phone network's standard dialing plan. This enables existing telecommunications equipment to route ZeroPlus.com calls, thus providing more complete integration of our Internet telephony service with the existing phone network.

    CONSUMER SOLUTION

    ZeroPlus.com offers four types of Internet telephony services. First, our PC-to-PC service allows users to call each other over the Internet for free using Internet-connected, Windows-based PCs. Consumers sign up for the service at no charge by visiting our website, providing their name, city, state, country, and the number they wish to reserve as their Internet phone number. After downloading the software to install the program, they can begin making free calls to other ZeroPlus.com members.

    We also offer PC-to-phone, phone-to-PC and phone-to-phone services. Once members have signed up for PC-to-PC service, they can visit a secure portion of the website to fund a ZeroPlus.com debit account. Our PC-to-phone service allows our customers to call any phone on the public telephone network, anywhere in the world, from their PC. Our phone-to-PC service allows our customers to call from any phone on the U.S. public telephone network to any ZeroPlus.com customer, anywhere in the world, who is logged on to his or her PC. Finally, our phone-to-phone service currently allows our customers to call from any phone on the U.S. public telephone network to any other phone on the public telephone network, anywhere in the world. The cost savings of these services can be significant over traditional full-rate long distance telephone service.

    In addition to offering these basic Internet telephony services, ZeroPlus.com is working toward duplicating the other enhanced service provided by traditional telephony vendors. Our goal is to provide a service functionally identical to the phone service that consumers use every day. For no charge, we now provide consumers with call hold, caller ID, speed dialing, call waiting, call forwarding and call transfer functions in the software.

    ZeroPlus.com's long-term goal is to develop a single, integrated communications portal for all Internet users. To accomplish this, we also provide instant messaging and text chat free to all our members. In the near future, we hope to add unified messaging and voice mail, and may also add additional communication services such as shadow services and fax, some of which we currently expect will be fee-based services.

    Our consumer solution provides the following benefits to our customers:

    - Completely Free PC-to-PC Calls: Users of the Internet have come to expect everything for free. To use some competitors' services, a consumer must pay to activate an account. Our free service allows users to try the software before they decide to upgrade to fee-based services.

    - Unique Internet Phone Numbers: Internet telephone numbers are unique to ZeroPlus.com and the subject of the Pending Patent, with the potential to become as ubiquitous as email addresses. A customer can select an Internet phone number identical to his or her home phone number, cell phone number, or any other phone number.

    - Portable Internet Phone Numbers: Our Internet phone numbers are completely portable. A customers can log into the service from home, the office or a hotel room anywhere in the world, and calls to his or her Internet phone number will be automatically routed to that location. We believe that no other service has this unique architecture.

    - Integrated PC-to-Phone, Phone-to-PC and Phone-to-Phone Calls: Our service fully integrates with the traditional phone network. The only difference between dialing a PC-to-PC call and a PC-to-phone call is dialing "0" before the ten-digit number, rather than "1". The Caller ID of a PC-to-phone call recipient will show the caller's ZeroPlus.com number when forwarded by the public telephone network. Calls can be forwarded to and from the Internet phone network and the traditional phone network. Finally, calls can also be placed from the traditional phone network to the Internet.

    - Integrated Communications Features: Our long-term goal is not only to be an Internet telephony provider, but also to develop software capable of providing as many forms of communication as possible. To date, we have integrated call hold, caller ID, speed dialing, call waiting, call forwarding and call transfer functions in the software, as well as instant messaging and text chat. In the near future, we hope to add unified messaging and voice mail, and may also add additional communication services such as email and fax.

    - High Call Quality through Broadwing's Gemini2000 Network: Our calls that terminate on the public telephone networks are anticipated to be carried on Gemini2000, Broadwing's high quality, high speed private Internet Protocol Digital Data Network. This minimizes the possibility of latency (transmission delay) and signal noise that can degrade pure Internet calls.

    E-COMMERCE SOLUTION

    While there is a consensus that selling products via the Internet is quite cost-effective, e-commerce is still hampered by its inability to provide sufficient customer service over the Internet, in both business-to-consumer and business-to-business scenarios. Customers with questions often feel more comfortable talking to a customer service representative. In order to take full advantage of both the capabilities of the Internet and the personalized service that can be offered by a live representative, such simultaneous support has required the customer simultaneously to be connected to a website and to call a customer service number. Unfortunately, many consumers access the Internet by their sole telephone line, making it impossible for them to do both at the same time. Moreover, because vendors typically pay for inbound calls to their customer service centers, adding voice interaction with a customer service representative drives up the cost of an e-commerce transaction.

    ZeroPlus.com has developed a solution to these impediments: our e-commerce solution, ZPCommerce. ZPCommerce enables companies to "voice-enable" their websites using coded icons that can be placed on the customer service portion of the website, or even next to individual products. By clicking on a ZPCommerce icon, customers will launch a ZeroPlus.com call over the Internet to the vendor's existing call center. Only one phone line will be required to simultaneously browse a website and talk over the Internet.

    There are two key components to ZPCommerce. The first is software. Our suite of software products is comprised of several units that can be used independently or as an integrated solution. ZPDial icon and ZPLite are software products that initiate the Voice Over Internet Protocol call from a website customer's personal computer to the website's call center or customer support site too. This software must be sufficiently small so that download time does not too unduly delay first-time users when they click on a ZPCommerce icon. We currently are redesigning this software to require the minimal download, while we work on a Java applet version of our software to improve the e-commerce users' experience. ZPSoft Agent is a software solution that allows the website's call center or customer support site to receive Voice Over Internet Protocol calls directly at their personal computer and allows the website to determine how an incoming call should be routed.

    The other key component to our e-commerce solution is the call center hardware. We have been designing voice over Internet Protocol hardware for more than five years. We already have developed the equipment necessary for "brick-and-mortar" call centers to accept Internet phone calls. This equipment eliminates the need for the call to ever touch the traditional public telephone network. Therefore, inbound calls can be delivered at very little cost. The fees and per-minute charges to vendors for ZPCommerce may yield cost reductions of 50-90% over traditional inbound toll-free charges.

    ZPCommerce can be completely integrated with existing call centers, which can take advantage of existing legacy systems. Our equipment can be integrated into existing Interactive Voice Response ("IVR") systems, and customer service representatives can answer both traditional and Internet calls on their existing equipment.

    Our e-commerce solution offers the following advantages to our customers:

    - No Routing Required Over Public Telephone Network: A call launched from a customer's PC may travel to the vendor's call center entirely over the Internet; the call does not need to be routed to the standard public telephone network. Our competitors, however, currently route calls to the public telephone network. Therefore, unlike our competitors' current products, ZPCommerce provides significant savings on inbound toll-free service charges.

    - Automatic Placement in Proper IVR Queue: ZPCommerce recognizes the location of the icon clicked by the customer, so call center equipment can intelligently connect a caller to the customer service representative most familiar with the product in which he or she is interested. Competitors' products currently place customers at the highest level of the IVR system, requiring them to answer multiple prompts to get to the proper queue. Therefore, we believe our e-commerce solution enables vendors to provide better customer service and a faster response time.

    - Automatic Access to Customer Information: Because ZeroPlus.com and ZPCommerce use Internet phone numbers and have caller ID capabilities, ZPCommerce can route a caller's Internet phone number and personal registration information for previous ZeroPlus.com users to the vendor's customer service representative. In many cases, the customer's Internet phone number can be identical to his or her phone number. The customer service representatives will have access to this information without having to ask the customer.

    - Integrated Toll-Free Phone Numbers: Companies spend a great deal of marketing funds to ensure that consumers remember their toll-free phone numbers. Because it is built around Internet telephone numbers, our e-commerce solution can preserve the recognition built into e-commerce companies' traditional toll-free numbers, an advantage not currently shared by our competitors.

    - Access to Consumer Base: We hope to grow our consumer membership base, so that access to those customers will become an additional inducement to e-commerce companies' adoption of our e-commerce solution. We also intend to offer a ZeroPlus.com Yellow Pages in which our e-commerce customers can participate, allowing our consumers to easily make purchases from our e-commerce clients.

CUSTOMER SERVICE

    Our services are supported by our on-line interactive Web site pages, which enable a user to set up a ZeroPlus.com number and personal identification number, pay by credit card for services, find answers to frequently asked questions and contact our customer service representatives. Once a customer has established an account, he or she can prepay for additional usage by credit card, as well as access real-time detailed information including call logs and transaction records.

    Most user concerns can be addressed on-line. Customers can find answers to many of their questions by referring to the "frequently asked questions" information section of our Web site. They may address other questions to our customer support department which responds to inquiries primarily through e-mail. We seek to respond to e-mail inquiries within 24 hours. In addition to our on-line customer care, we also provide 24 hour, seven day a week telephone support.

TECHNOLOGY

    In order to provide high-quality, low-cost service, we operate a privately-managed, Internet Protocol telephony network. By managing our network, we have the ability to regulate traffic volume and to directly control the quality of our services from our originating point of presence (POP) to the terminating point. In addition, by using Broadwing's Gemini 2000 network for most calls that terminate on the public telephone network, we are able to avoid transmission delays associated with the highly-congested Internet.

STRATEGIC RELATIONSHIPS

    We have entered into strategic distribution, integration and advertising relationships with leading Internet and computer hardware and software companies. These relationships typically include arrangements under which we share with our strategic partners a portion of the revenue they bring to us. We believe that these relationships are important because they provide incentive to our partners and allow us to leverage the strong brand names and distribution channels of these companies to market our products and services. Our strategic partners include:

    BROADWING

    Our primary strategic relationship is with our equity partner, Broadwing, Inc. (NYSE: BRW), which now owns 1,888,653 shares of our common stock, par value $.01 per share, or 18% of the issued and outstanding shares of our common stock as of March 31, 2000. Broadwing provides us with access to Gemini2000, its nationwide, next-generation Internet backbone, as well as network support, colocation space and joint marketing and sales support. We provide Broadwing with software and installation support, long distance routing capability on Internet Protocol Digital Data Networks, technology and customer support.

    PRICELINE

    We have entered into a multi-year marketing alliance with Priceline Long Distance LLC, a wholly-owned subsidiary of industry giant priceline.com, to provide customers with Name Your Own Price(sm) long distance telephone services. Terms of this agreement uniquely establish Priceline Long Distance as both a strategic partner of and an investor in ZeroPlus.com. Of the nearly four million dollars to be paid to Priceline Long Distance over the three years of the agreement, slightly over one half will be paid in shares of our common stock.

    The different types of services we intend to develop to meet the specific needs of Priceline include:

    - A Domestic Phone service that will allow Priceline Long Distance's customers to access the ZeroPlus.com network via a local dial-up number or a toll-free number for a flat rate, regardless of time or day;

    - An International, country-specific phone service that will allow Priceline Long Distance customers to call pre-specified countries; and

    - A "Call Anywhere" service that will allow Priceline Long Distance customers to call anywhere in the world, regardless of time or day.

    We expect to begin participating in the Priceline Long Distance services no later than February 2001, if and when we satisfy the agreed program parameters.

    OTHERS

    We have entered into agreements with various Internet communities and others to gain access to their membership base for advertising purposes. For example, Internet community sites Talkcity.com and TheGlobe.com provide us with access to approximately 5.7 million members through advertising on their respective websites. We have also been working with other types of affinity groups, such as the YWCA, to gain access to their unique membership base.

CUSTOMERS

    We have a diverse, global customer base. As of March 31, 2000, approximately 28% of our customers were based outside of the United States. As of March 31, 2000, we served over 8100 active customers who had used our services, since inception during the preceding nine months.

SALES AND MARKETING

    We believe the success of ZeroPlus.com will depend on building a large base of registered consumer users. We use, and intend to use, a number of strategies in an effort to build the membership base. These include:

    - Relationships with Internet Community sites: Internet community sites have attracted large numbers of members by presenting specific content to a specific market segment sharing common interests. In addition to providing information, community sites provide places for members to communicate, currently through text chat rooms. Online communities that co-market our consumer solution could provide the "next level" of interaction and communication--person-to-person calls on the Internet. We have been working with Talkcity.com, and Theglobe.com, among others. See "--Strategic Relationships".

    - Relationships with ISPs: We believe that ISPs, particularly those that target consumers, are excellent potential partners for our consumer solution because they provide e-mail addresses as part of their offering, and often look for additional free services to differentiate themselves from other ISPs. By offering a ZeroPlus.com Internet phone number upon registration, ISP partners can introduce new users to Internet telephony, and increase value to their customers.

    - Bounty Programs: We believe that ZeroPlus.com has a built-in potential growth mechanism. If one person wants a ZeroPlus.com Internet phone number, he or she cannot make totally free calls until he or she gets someone else to register for a number and download the software. To foster this grassroots approach to membership growth, we may offer members the opportunity to win prizes by signing up friends. We may also encourage members of our free service to try our fee-based services by offering in-kind incentives, such as free minutes or free enhanced services, or by giving away bonus items, such as peripheral telephony equipment.

    - Affiliate programs: We have, and may in the future, foster Internet portal, Internet community site and ISP relationships by agreeing to pay particularly attractive prospects fees (in cash, common stock or otherwise) for working with ZeroPlus.com, including fixed fees and a percentage of our revenues generated from their members. We also offer customized software with the affiliate's logo and a directory listing so that their members can contact each other.

    - Relationships with Affinity Groups: Affinity groups such as non-profit organizations that may or may not be Internet based have large numbers of members with similar interests. The similarities in a single membership base create a natural pool of potential customers to sell and market. We have been working with the YWCA, among others. See "--Strategic Relationships".

    - Advertising: We hope to use traditional advertising methods such as online, print, radio and television in an effort to create value in the name and build our consumer user base.

GOVERNMENT REGULATION

    INTERNET PROTOCOL TELEPHONY

    The use of the Internet and private Internet Protocol networks to provide telephone service is a recent market development. While we believe that the provision of voice communications services over the Internet and private Internet Protocol networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet.

    UNITED STATES. We believe that, under United States law, based on specific regulatory classifications and recent regulatory decisions, the Internet Protocol communications services that we provide constitute information services (as opposed to regulated telecommunications services). As such, our services are not currently regulated by the Federal Communications Commission (the "FCC") or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax issues. However, we cannot assure you that our services will not be regulated in the future. Several efforts have been made in the United States to enact federal legislation that would either regulate or exempt from regulation communications services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

    In addition, the FCC is currently considering whether to impose surcharges or other common carrier regulations upon some providers of Internet and Internet Protocol telephony, primarily those which provide Internet and Internet Protocol telephony services to end users located within the United States. Although the FCC decided that information service providers, including Internet and Internet Protocol telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with the FCC's conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects. On April 10, 1998, the FCC issued a report to Congress discussing its implementation of universal service provisions contained in the 1996 amendments to the Communications Act of 1934. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet Protocol telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being more lightly regulated and not subject to universal service contribution obligations. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive ruling. However, the record suggested that certain forms of phone-to-phone Internet Protocol telephony appear to have the same functionality as non-Internet Protocol telecommunications services and lack the characteristics that would render them information services. In
September 1998, two regional Bell operating companies advised Internet and Internet Protocol telephony providers that they would impose access charges on Internet and Internet Protocol telephony traffic. It is uncertain at this time whether these companies will actually impose access charges or when such charges will become effective. In addition, one of these regional Bell operating companies has recently filed a petition with the FCC seeking the imposition of access charges on phone-to-phone Internet and Internet Protocol telephony services. On September 29, 1999, the FCC released a notice of inquiry seeking information on the extent to which phone-to-phone Internet Protocol telephony services might impact the accessibility of telecommunications services to people with disabilities. This inquiry focused on, among other things, opportunities for achieving greater accessibility for Internet Protocol telephony and the extent to which Internet Protocol telephony is now, or soon will be, an effective substitute for conventional circuit-switched telephony. On
October 22, 1999, the FCC released a notice of proposed rulemaking on collecting information on the status of local telephone service competition and the deployment of advanced telecommunications capability. The FCC recognized that, while it does not regulate Internet services, Internet Protocol telephony may become an important substitute for circuit-switched telephony and should be included in evaluating local competition. Also, the FCC asked whether it should undertake a more specific determination of the extent to which the Internet is being used to provide telephony services.

    If the FCC were to determine that certain services are subject to FCC regulations as telecommunications services, the FCC may require providers of Internet and Internet Protocol telephony services to be subject to traditional common carrier regulation, make universal service contributions, and/or pay access charges. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation for Internet and Internet Protocol telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that they negatively affect our cost of doing business or otherwise slow the growth of our business.

    State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet and Internet Protocol telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so. If such regulations are adopted, they could materially adversely affect our business, financial condition, operating results and future prospects. Based on information users provide to us when they sign up to use our services, we estimate that approximately 55% of our Internet Protocol communications services are provided to carriers or users in the United States.

    INTERNATIONAL. The regulatory treatment of Internet and Internet Protocol telephony outside of the United States varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony may also prohibit Internet and Internet Protocol telephony. Other countries permit but regulate Internet and Internet Protocol telephony. Some countries will evaluate proposed Internet and Internet Protocol telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet and Internet Protocol telephony have not yet been addressed by legislation or regulatory action. Increased regulation of the Internet and/or Internet and Internet Protocol telephony providers or the prohibition of Internet and Internet Protocol telephony in one or more countries, or more aggressive enforcement of existing regulations in such countries, could materially adversely affect our business, financial condition, operating results and future prospects.

    For example, we believe that our services fall outside the classification of regulated voice telephony services in the European Union. The European Union regulatory regime distinguishes between voice telephony services and other telecommunications services. In Services Directive 90/388/EEC, issued in 1990, the European Commission required Member States to allow competition for all telecommunications services except voice telephony and certain other services. The Services Directive was amended in 1996 by Commission Directive 96/19/EC, which required the liberalization of all telecommunications services, including voice telephony, by January 1, 1998, except in certain member states that were granted extended compliance periods. In addition, Directive 96/19/EC requires that services other than voice telephony be subjected to no more than a general authorization or declaration procedure. For purposes of these Directives, "voice telephony" is defined as the commercial provision for the public of the direct transport and switching of speech in real time between public switch network termination points.

    On January 10, 1998, the Commission issued a Notice addressing whether Internet Protocol telephony was voice telephony and thus subject to regulation as voice telephony by the Member States. As noted by the Commission, a determination that Internet Protocol telephony constitutes "voice telephony" may trigger significant regulatory consequences with respect to, among other things, licensing requirements and contributions to universal service funding. Consistent with its earlier directives, the Commission stated that Internet telephony could properly be considered voice telephony only if all elements of its "voice telephony" definition were met. In this January 1998 Notice, the Commission concluded that no form of Internet Protocol telephony currently meets the definition of "voice telephony" subject to Member States' regulation. The Commission noted, however, that its conclusion that Internet Protocol telephony cannot be considered voice telephony may not apply to particular forms of service provisions. For example, this conclusion may not apply where an Internet Protocol telephony service is marketed as an alternative form of voice telephony service, users can dial out to any telephone number, and the provider guarantees the quality of the Internet Protocol voice service by bandwidth reservation and claims that the quality of the Internet Protocol voice service is the same as traditional voice telephony service. Accordingly, the Commission concluded that while voice over the Internet services cannot "for the time being" be generally classified as "voice telephony," the situation must be kept under review in light of technological and market developments. The Commission intends to review its Notice periodically.

    On November 10, 1999, the Commission released a communication stating:
"Assuming that over time the voice over the Internet service meets the key criteria for classification as voice telephony under the regulatory framework," this service would be regulated like other voice telephony services and covered by general authorizations. The Commission has announced that it is drafting a report on regulating the quality of voice telephony services and related consumer protection issues and another report discussing the new Internet telecommunications services and their impact on the European Union's regulatory and policy framework. We cannot predict what the content of such reports will be, or what impact, if any, they may have on our business. Based on the Commission's current position, providers of Internet Protocol telephony should be subjected to no more than a general authorization or declaration requirement by the European Union Member States. The Member States of the European Union are Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom. However, we cannot assure you that individual Member States will not impose more stringent regulatory requirements, since the Commission's Notice is not binding on the Member States. The Member States therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of "voice telephony" in the Services Directive. In fact, France is currently conducting an investigation into how Internet Protocol telephony should be regulated. We cannot assure you that the services provided over our network will not be deemed voice telephony subject to heightened regulation by one or more EU Member States. Moreover, we cannot assure you that our failure or the failure of any of our partners to obtain any necessary authorizations will not have a material adverse effect on our business, financial condition, operating results and future prospects.

    As we make our services available in foreign countries, and as we facilitate sales by our partners to end users located in foreign countries, such countries may claim that we are required to qualify to do business in the particular foreign country. Such countries may also claim that we are subject to regulation, including requirements to obtain authorization for the provision of voice telephony or other telecommunications services, or for the operation of telecommunications networks. It is also possible that such countries may claim that we are prohibited in all cases from providing our services or conducting our business as conducted in those countries. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could materially adversely affect our business, financial condition, operating results and future prospects. In particular, this may subject us to taxes and penalties or preclude us from, or limit us in, enforcing contracts in such jurisdictions.

    We or our partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations (including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks), or to cease providing services or conducting business as conducted in that country. We cannot be certain that either we or our partners are currently in compliance with any such requirements, will be able to comply with any such requirements, or will continue in compliance with any such requirements. The failure of us or our partners to comply with such requirements could materially adversely affect our business, financial condition, operating results and future prospects.

    One of our competitors recently disclosed that access to its PC-to-phone service was blocked in certain countries in Asia and the Middle East by government-controlled telecommunications companies, and that it intended to negotiate agreements to continue to provide its services in those countries but could not give assurances that such negotiations would be successful. Another of our competitors recently disclosed that it has received a letter from the Israel Minister of Communications requesting that it cease and desist terminating calls over the Internet in Israel. We have not received any similar notices from these regulators and we do not know specifically how these competitors operate in such countries or why they received such notices. However, we cannot assure you that such regulators or any other regulator may not block our service or send us similar cease and desist orders in the future.

    OTHER REGULATION AFFECTING THE INTERNET

    UNITED STATES. Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

    The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform with any regulations adopted by the FTC.

    Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. Any of these developments would materially adversely affect our business, results of operations and financial condition.

    INTERNATIONAL. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data, which are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights. These include the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, and rights of legal recourse in the event of unlawful processing. The Directive will affect all companies that process personal data in, or receive personal data processed in, the European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that engage in data collection from users in European Union member countries. In addition, the European Union has adopted a separate, complementary directive that pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain.

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

    Our performance and ability to compete are dependent to a significant degree on our proprietary and licensed technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. All key employees have signed confidentiality agreements and we intend to require each newly hired key employee to execute a confidentiality agreement. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

    ZeroPlus.com differs from its competitors in the Internet telephony industry in being built around Internet telephone numbers. This concept, which is the subject of our Pending Patent application, provides Internet consumers with a unique phone number that can be identical to their home phone numbers, except that "0" is the first digit.

    In March 1996, we acquired all rights, title and interest in and to U.S. Patent No. 5,526,353, "System and Method for Communicating Audio Data over Packet-Based Networks" ("the 353 Patent"). We believe that the 353 Patent is one of the first patents that specifically involves telephony through Digital Data Networks. With the re-focus of our revised business model in 1999, we are less reliant on the 353 Patent, and therefore, the relative value of the patent has been diminished. Our current and anticipated service offering is not wholly dependent on the validity or applicability of the 353 Patent.

    In July 1999, we were issued U.S. Patent No. 5,923,655 titled "Interactive video communcation over a packet data network". This patent adds video communications to the previously issued 353 Patent. In addition to the Pending Patent described above, we have filed several other patent applications in conjunction with our voice over Internet protocol business strategy.

    There can be no assurance that our patent applications will result in the issuance of a patent. There can be no assurance that the current patents or future patents (if issued) would adequately protect us against competitive technology or that either would be held valid and enforceable against a challenge. In addition, it is possible that our competitors may be able to design around any such patents. Also, our competitors may obtain patents that we would need to license or circumvent in order to make, use, sell or offer for sale our technology.

    We are one of eight defendants in a patent infringement suit brought by Multi-Tech Systems, Inc., which alleges that all defendants have infringed on one or more patents relating to concurrent transmission of voice and data information. For further information regarding this suit, see Part I. Item 3. "Legal Proceedings".

    We believe that we do not infringe upon the patent rights of any third party, with the possible exception of the matters covered by the MultiTech litigation. It is possible, however, that other patent infringement claims might be asserted successfully against us in the future. Our ability to make, use, sell or offer for sale our products and services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the patents of others or have licensed all such rights. Except in connection with the MultiTech litigation, we have not requested or obtained an opinion from our outside counsel as to whether our products and services infringe upon the patent rights of any third parties. We are aware that patents have recently been granted to others based on fundamental technologies in the Internet telephony area. Because patent applications in the United States are not publicly disclosed until issued, other applications may have been filed which, if issued as patents, could relate to our services and products. However, foreign patent applications do publish before issuance. Issuance of such a patent or patents could materially adversely affect our ability to operate. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief, which could effectively block our ability to provide services or products in the United States or abroad. If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and to expend a substantial amount of the attention of our management may be diverted from our ongoing business, each of which could materially adversely affect our ability to operate.

    TRADEMARK APPLICATIONS--UNITED STATES

TRADEMARK                                          CLASS       STATUS     FILED ON
---------                                         --------   ----------   --------
DATA TELEPHONY..................................     09      Pending      05/08/98
NETCONNECT......................................     09      Suspended    05/08/98

    We do not currently have any other issued trademark registrations or registered copyrights in the United States, nor have we applied for any. There can be no assurance that we will be able to secure significant protection for all of our trademarks. Competitors of ours or others could adopt trademarks similar to ours, or try to prevent us from using our trademarks, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

    To date, we have not taken any steps to file applications in foreign countries to obtain protection of our trademarks. To the extent trademark rights are acquired through registration in countries outside the United States, we may not be able to protect our marks or assure that we are not infringing other parties' marks in those countries. Moreover, although we have taken some steps to commence the registration of "ZeroPlus.com" as a domain name with the various international registries, we cannot assure you that this will be accomplished.

    We are also aware of other companies that use marks similar to marks that we use. There can be no assurance that companies with marks similar to our marks will not bring suit to prevent us from using the "ZeroPlus.com" mark or other marks. Defending or losing any litigation relating to intellectual property rights could materially adversely affect our business, results of operations and financial condition.

    We rely on a variety of technology, primarily software, that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Of particular note is standards-based compression software that we currently license from elemedia, an affiliate of Lucent Technologies, Inc. We can make no assurances that these technology licenses will continue to be available to us on commercially reasonable terms or at all. We believe that we are not unduly reliant on any of these third parties or their products. We are aware of alternate sources of supply; however, the loss of or inability to maintain any of these technology licenses may result in delays or breakdowns in our ability to continue developing and providing our products and services or to enhance and upgrade our products and services. Any of these results could materially and adversely affect our business, operating results and financial condition.

COMPETITION

    LONG DISTANCE MARKET

    The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include AT&T, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers.

    Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. One of our key competitive advantages is the ability to route calls through the Internet and private Internet Protocol Digital Data Networks, which allows us to bypass the international settlement process and realize substantial savings compared to traditional telephone service. Any change in our regulatory status as a provider could force us to increase prices and offer rates that are more comparable to traditional telephone call providers. For further details in this regard, see "--Government Regulation".

    INTERNET TELEPHONY MARKET

    As consumers and telecommunications companies have grown to understand the benefits that may be obtained from transmitting voice over the Internet, a substantial number of companies have emerged to provide voice over the Internet. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

    INTERNET TELEPHONY SERVICE PROVIDERS. During the past several years, a number of companies have introduced services that make Internet telephony services available to businesses and consumers. In addition to ZeroPlus.com, AT&T Jens (a Japanese affiliate of AT&T), net2phone (an affiliate of IDT Corporation), deltathree.com (an affiliate of RSL Communications), I-Link, iBasis (formerly known as VIP Calling), ICG Communications, IPVoice.com, ITXC and OzEmail (which was acquired by MCI WorldCom) provide a range of voice over the Internet services. These companies offer PC-to-phone, phone-to-PC or phone-to-phone services that are similar to the services we offer, although none uses our key concept of the Internet phone number. Some, such as AT&T Jens and OzEmail, offer these services within limited geographic areas. Additionally, there are several companies trying to establish an advertising-based business model that offers PC-to-phone service at no charge to the user. These include Phonefree and Dialpad.

    A number of companies have recently introduced Web-based voice-mail services and voice-chat services to Internet users. Other companies already offering web-based voice mail services that we anticipate offering in the future include:
Mediaring, Tribal Voice, Firetalk and Visitalk. Other companies already offering web-based voice chat services that we anticipate to offer include: Lipstream, HearMe, Firetalk, Tribal Voice and Visitalk.

    SOFTWARE/HARDWARE PROVIDERS. Many companies produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet, similar to our former Telecom 2000 Desktop--Small Systems offering, NetConnect. Some of these competing products use the telephone handset, while some rely on PC-based speakers and microphones. Many of these products deliver voice sound that is delayed or which contains echo and "jitter," producing overall low quality. These products generally require each user to have compatible software and hardware equipment and rely on the public Internet for the transmission of traffic, which often results in a further reduction in the quality of communications. Representative companies include VocalTec and Netspeak.

    TELECOMMUNICATIONS COMPANIES. A number of telecommunications companies, including AT&T, Deutsche Telekom, MCI WorldCom and Qwest, currently maintain, or plan to maintain, packet-switched networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development and therefore may enhance the quality and acceptance of the transmission of voice over the Internet. However, many of these companies are relatively new to the Internet telephony market, and therefore it is not clear whether they will build brand recognition among consumers for these services. These companies also may not have the range of product and service offerings that are necessary to independently provide a broad set of voice-enabled Web services. AT&T, for example, has attempted to enter the market but has focused its effort on the cable market and it is unclear if it will continue to pursue voice over the Internet. Qwest has taken steps to enter the market by building a high capacity network in the United States. In addition, Qwest has also entered into a three-year strategic alliance with Netscape to provide one-stop access to Internet services including long distance calling, e-mail, voice mail, faxes, Internet access and conference calls.

    NETWORK HARDWARE MANUFACTURERS. Several of the world's major providers of telecommunications equipment, such as Alcatel, Cisco, Lucent, Northern Telecom and Dialogic (which was acquired by Intel) have developed or plan to develop network equipment that may be used in connection with the provision of voice over the Web services. This equipment includes routers, servers and related hardware and software. By developing this equipment, these manufacturers may exert substantial influence over the technology that is used in connection with transmission of voice over the Web and may develop products that facilitate the quality and timely roll-out of these networks. However, these companies are dependent upon the operators of Internet telephony networks to purchase and install their equipment into their networks. They are also dependent upon the developers of hardware and software to market their systems to end-users. Cisco currently manufactures Internet telephony equipment for low to medium scale networking, but does not manufacture high-end Internet telephony equipment for large networks. However, Cisco recently acquired two companies that produce devices to help Internet service providers transition voice and data traffic to packet networks while maintaining traditional phone usage and network equipment. Lucent has recently co-developed with VocalTec a set of industry standards that have been adopted by major competitors and is currently marketing Internet telephony hardware, including servers that allow the transmission of calls and faxes over the Internet. Lucent also offers related support products, such as billing centers and "Internet call centers", which allow Internet access and conversation with a customer support agent on a single line, similar to our ZPCommerce e-commerce solution.

    VOICE-ENABLED ONLINE COMMERCE PROVIDERS. Several providers have begun to apply Internet telephony technologies in connection with e-commerce transactions. These providers compete with our e-commerce solution, ZPCommerce, by integrating voice communications into commercial Web sites. These competitors include Net2Phone, which introduced its Click2Talk service in 1999, and USA Global Link, which introduced its Instant Call service in 1998. These systems permit voice communications between a customer on the Web and customer service representatives, although they do not provide some of the other advantages of ZPCommerce, such the cost advantage from routing the customer's entire call over the Internet. In addition, AT&T's Inter@active Communications is a group of services that integrates voice into the Web, including AT&T Chat'N Talk, a voice-enabled chat service, and Click2Dial Conferencing Services, which initiates and manages conference calls. These services may emerge as significant competitors to our current and planned offerings.

RESEARCH AND DEVELOPMENT

    At our primary research and development center in Austin, Texas, and as of March 31, 2000, we employed 7 full time developers, whose specialties include software, hardware, switching, Internet security, voice compression, engineering real-time online transactions, billing, and network and call management. This staff is devoted to the improvement and enhancement of our existing product and service offerings, as well as to the development of new products and services. Current research and development activities include the following:

    - Development of unified messaging services, PC-to-PC, PC-to-phone, phone-to-phone and phone-to-PC products and voice-enabled chat;

    - Enhancements to our customer billing software and call management system to increase the capacity of these systems;

    - Improvements to our Internet telephony hardware to increase capacity, as well as interoperate with other suppliers' hardware platforms;

    - Modifications to our software to increase functionality;

    - Modifications and improvements to our web-based technology; and

    - Improvements to the network components for billing, provisioning and call routing.

    Our future success will depend, in part, on our ability to improve existing technology and develop new products and services that incorporate leading technology.

    We incurred approximately $1,768,000 and $2,767,000 in product development expenses during fiscal 2000 and fiscal 1999, respectively.

EMPLOYEES

    As of March 31. 2000, we had approximately 31 full-time employees, including approximately 10 in technical support and customer service, 6 in sales and marketing, 8 in management and finance, and 7 in research and development. Our employees are not represented by any union, and we consider our employee relations to be good. We have never experienced a work stoppage.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    Certain statements that we have made herein that are not historical are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. We and our representatives may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. The words "estimate," "project," "intend," "expect," "believe" and similar expressions are intended to identify forward-looking statements. Other forward-looking statements are those regarding matters that are not historical facts. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause the actual results, performance or achievements for us to be materially different from those contemplated by forward-looking statements, including the factors described below in Part II,
Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors". We caution that this list of cautionary statements is not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of us.

ITEM 2. DESCRIPTION OF PROPERTIES.

    We lease approximately 19,100 square feet for our principal executive offices, which are located at 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Our Austin, Texas product development facilities are approximately 4,000 square feet and are located at 12710 Research Blvd., Austin, Texas 78759. We also lease a sales office (approximately 200 square feet) at 405 Lexington Avenue, New York, New York 10174. Base rental for the current premises is approximately $25,300, $6,800, and $2,300 per month, respectively. The leases require us to pay certain property taxes and certain operating expenses. We believe that our current and anticipated facilities are suitable and adequate for our operations.

ITEM 3. LEGAL PROCEEDINGS.

    Effective February 8, 2000, we have settled the case pending against us in the United States District Court for the Southern District of Florida entitled Kirk et al. V. e-Net, Inc., No. 99-8010-CIV-MIDDLEBROOKS. This case was brought by the holders of 300,000 warrants issued in connection with the underwriting of our initial public offering. The warrant holders alleged that we did not register the re-offer and resale of those warrants when required by the Underwriting Agreement and Representative's Warrant Agreement with Barron Chase Securities, Inc., the underwriter of our initial public offering. The warrant holders, to whom Barron Chase assigned its rights to receive those warrants and who include Robert Kirk, the President of Barron Chase (as holder of 240,000 of the 300,000 total warrants), sought to recover between $2,562,000 and $2,862,000 in alleged losses. While we continue to dispute the warrant holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believe that we complied with our obligations under the Underwriting Agreement and Representative's Warrant Agreement, we settled this matter without admitting any liability on our part in order to avoid the uncertainty and expense of further litigation.

    The settlement involved: the repricing of the warrant holders' 150,000 warrants to purchase shares of common stock from $8.25 per share to $7.00 per share; the repricing of the warrant holders' 150,000 warrants to purchase additional warrants from $.20625 per warrant to $-0- per warrant; and the repricing of the 150,000 underlying warrants to purchase shares of common stock, again from $8.25 per share to $7.00 per share. Our insurance carrier also made cash payments to the warrant holders totaling $345,000 on our behalf.

    We are a co-defendant in civil litigation brought by Prudential
Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of ZeroPlus.com. The action alleges that either we or American Stock Transfer & Trust Co., the transfer agent for our common stock, improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. We have filed a cross-claim against American Stock Transfer seeking indemnity. American Stock Transfer has filed a cross-claim against us for, among other things, indemnity, to recover any amounts it pays Prudential or expends in defending the suit. American Stock Transfer has cross-claimed against the non-affiliate shareholder, and also against Dean Witter Reynolds, Inc.. We filed a motion for summary judgment on May 10, 2000, and that motion is scheduled to be argued on June 30, 2000. On May 19, 2000, Prudential amended its complaint to add six additional counts. These new claims include allegations of negligence, intentional concealment, deceit, constructive fraud, and injurious falsehood. We have moved to strike and/or dismiss the amendment. A pretrial settlement conference is scheduled for July 7, 2000. We are vigorously defending the matter. Although we cannot assure you of this result, we believe the claims against us are without merit and that our actions will cause the matter to be either entirely dismissed or will otherwise eliminate us from any liability.

    We are one of eight defendants in a patent infringement suit filed on February 15, 2000, in the United States District Court for the District of Minnesota. The plaintiff, Multi-Tech Systems, Inc., alleges that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. Multi-Tech seeks both injunctive relief and damages in an unspecified amount. We recently answered and alleged that we did not infringe the claims asserted by Multi-Tech and that the claims are invalid and/or unenforceable. We are still in the preliminary stages of investigating the allegations in the complaint and the validity and scope of the patents at issue. On June 26, 2000, the judge presiding over the action granted the motions of ZeroPlus.com and other defendants to sever their respective cases, although we currently anticipate that some discovery will be consolidated. It is also worth noting that Microsoft recently filed a declaratory judgment action against Multi-Tech alleging that the patents at issue are invalid. An adverse outcome of this matter could have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock, par value $.01 per share, has traded on the Nasdaq SmallCap Market since April 8, 1997, formerly under the symbol "ETEL" and now under the symbol "ZPLS." On June 14, 2000, the closing price of the Common Stock was $4.3750 per share. There are approximately 130 record holders of our common stock. The following table sets forth the range of high and low bid prices for our common stock, as quoted on Nasdaq, for the period from April 1, 1999 through March 31, 2000.

                                                              COMMON STOCK
                                                           -------------------
PERIOD                                                       HIGH       LOW
------                                                     --------   --------
April 1-June 30, 1999....................................  $ 7.0630   $2.0000
July 1-September 30, 1999................................  $ 7.3130   $2.5310
October 1-December 31, 1999..............................  $14.3750   $4.0000
January 1-March 31, 2000.................................  $18.5000   $8.3750

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

SALES

    Sales for the year ended March 31, 2000 were approximately $483,200, a decrease of 71% from the approximately $1,672,800 recorded for fiscal year 1999. The revenue decrease was due to the shift in focus from sales of our Telecom 2000 products to our business model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to Digital Data Networks. This strategy has yet to yield significant amounts of revenue.

    Approximately 85% of our sales in fiscal 2000 were derived from one customer.

GROSS PROFIT

    Gross profits for the year ended March 31, 2000 were approximately ($447,000), compared to the approximately $72,600 for fiscal year 1999. The negative gross profit for fiscal 2000 is attributable to the inventory writedown as part of our restructuring efforts and the decrease in sales as compared to fiscal 1999. Without the inventory writedown, our gross profit would have been approximately $128,000, or 26% of sales.

OPERATING EXPENSES

    Selling, and marketing expenses for the year ended March 31, 2000 were approximately $1,954,700, an increase of 8% over the approximately $1,815,800 recorded for fiscal year 1999. The dollar increase in these expenses over the prior year reflects increased advertising expenses as we build the ZeroPlus.com brand. We expect selling and marketing expenses to increase in fiscal 2001 as we more aggressively market ZeroPlus.com services.

    General and administrative expenses for the year ended March 31, 2000 were approximately $4,573,300, a decrease of 8% over the approximately $4,967,700 recorded for fiscal year 1999. The decrease in these expenses over the prior year is primarily attributed to a bad debt expense charge of approximately $626,000 in fiscal 1999 resulting from an increased allowance against the slow collection of receivables associated with international customers.

    Restructuring costs for the fiscal year ended March 31, 2000 were approximately $1,055,600. During the quarter ended June 30, 1999 we recorded a charge of approximately $1,710,000 related primarily to a restructuring program that was substantially implemented by December 31, 1999. The charge included a provision for reductions in the carrying value of accounts receivables of $317,000, inventory of $575,000, capitalized software of $400,000 and the accrual of expenses of $418,000 related to the Company's exit from network gateway equipment activities. Of these expenses, approximately $80,000 were reversed in the fourth quarter of fiscal 2000 based on current estimates. In addition, the inventory charge of $575,000 was classified as cost of product sold and services provided in the accompanying financial statements. Remaining accrued expenses related to restructuring costs at March 31, 2000 were approximately $160,000 and were associated with estimated future equipment and support costs. The restructuring effort, a refinement of the our previously announced "niche" strategy, refocused the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to Digital Data Networks.

    Research & development expenses for the year ended March 31, 2000, were approximately $1,768,100, a 36% decrease over the approximately $2,767,500 recorded for fiscal year 1999. The decreased expenditures for research and development are due to the decrease in number of employees and related expenditures required to support the ZeroPlus.com suite of products. We expect a moderate increase in research & development expenses in fiscal year 2001.

OTHER INCOME (EXPENSE)

    Other income (expense) includes a non-cash charge of $405,900 associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of our initial public offering. Under the terms of the settlement, the Company agreed to lower the exercise price of certain warrants held by the plaintiffs. The Company's other income and expenses also included interest income, which decreased in fiscal 2000 as compared to fiscal 1999, due to the use of investments to fund working capital requirements.

OTHER

    To date, inflation and seasonality have not had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    In the year ended March 31, 2000, we received net proceeds of approximately $11,900,000 from a private placement of common stock and the exercise of common stock options. We also extended our $1,000,000 credit facility, which is secured by investments, receivables and fixed assets, for two years in June 1999. We used approximately $7,100,000 in cash flows from operating activities during the year ended March 31, 2000, compared to approximately $9,300,000 for fiscal year 1999. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the decrease in sales as discussed above.

    Cash used by investing activities totaled approximately $3,026,000 for the year ended March 31, 2000 as compared to approximately $4,102,000 for fiscal year 1999. The main component of that investing activity was the purchase of short-term securities of approximately $1,678,000 and $3,658,300, as well as continued expenditures for property and equipment of approximately $354,500 and $413,700, respectively for fiscal years 2000 and 1999.

    Cash provided by financing activities totaled approximately $11,912,600,for the year ended March 31, 2000, compared to approximately $14,336,400 for the corresponding fiscal year 1999. In December 1999, Broadwing Inc. exercised a call right to purchase 1,888,653 shares of our common stock for an aggregate price of $10,826,800. We successfully completed a private placement in April 1998 that yielded net proceeds of approximately $5,100,000, and exercises of our common stock warrants prior to their redemption in December 1998 yielded net proceeds of approximately $9,000,000. We have access to a $1,000,000 credit line through May 2001, secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the year ended March 31, 2000.

    We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds of the Broadwing investment, the 1998 private placement, warrant exercises, the line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing. While to date we have not arranged to obtain additional capital to meet possible future cash requirements, we recognize that we may need to do so in the future. We can give no assurance that unforeseen events may not require more working capital than we currently have at our disposal, or that we will be able to obtain financing from additional sources.

FUTURE OPERATING RESULTS

    The preceding paragraphs and the following discussion include forward-looking statements regarding our future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in Part I, Item 1 under "Forward Looking and Cautionary Statements", as well as the risk factors described below under "--Risk Factors".

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

RISK FACTORS

    In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

    RISKS RELATED TO OUR COMPANY AND INDUSTRY

    WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE OUR LOSSES WILL CONTINUE. We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2000, our accumulated deficit was approximately $30.7 million. Our operating expenses and marketing expenses have increased continuously since inception and we expect them to continue to increase significantly in the next several years. As a result, we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract users to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

    WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US. We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 1995, and began focusing on our current ZeroPlus.com telephony business model in 1999. You should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet Protocol communications services. These risks include our ability:

    - To increase awareness of our brand, increase the number of users of our IP telephony services and build user loyalty;

    - To increase revenues to cover the increased marketing expenditures we have planned;

    - To compete effectively; and

    - To develop new products and keep pace with developing technology;

    In addition, because we expect our future revenues to be derived primarily from our fee-based ZeroPlus.com consumer and e-commerce services, which have not generated significant revenues to date, our past operating results may not be indicative of our future results.

    WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY. Our business strategy is to expand our revenues to include significant fees from selling fee-based ZeroPlus.com consumer services (including fees for PC-to-phone, phone-to-PC and phone-to-phone calls, as well as fees for enhanced services) and e-commerce services and the sale of Internet advertising. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently our revenues are primarily generated from telecommunications services not associated with Internet telephony. Those services for one customer generated approximately 85% of our total revenues in 2000. We generated only approximately $3,600 in fees from selling fee-based ZeroPlus.com services in 2000 and to date have generated no revenues from selling Internet advertising or e-commerce services. We may not be able to generate such revenues in the future.

    We expect that our revenues for the foreseeable future will be dependent on, among other factors:

    - Sale of fee-based ZeroPlus.com consumer and e-commerce services;

    - Acceptance and use of Internet communications;

    - Continued rapid growth of the Internet consumer market;

    - Expansion of service offerings;

    - User traffic levels;

    - Effect of competition, regulatory environment, international long distance rates and access and transmission costs on our prices; and

    - Sale of Internet advertising.

    A SIGNIFICANT MARKET FOR OUR SERVICES MAY NOT DEVELOP. We are uncertain whether a significant market will develop for the services we provide. Our market is new and rapidly evolving. Our ability to sell our services to end users may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to Internet Protocol communications carriers, and by concerns with the quality of Internet and Internet Protocol telephony and adequacy of security in the exchange of information over the Internet. End users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as our company. Our ability to generate significant revenues from sales of fee-based ZeroPlus.com services depends on the migration of traditional telephone network traffic to our Internet network. We will need to devote substantial resources to educate end users about the benefits of

Internet Protocol communications solutions in general and our services in particular. As a result, we currently anticipate spending approximately $5 to $10 million in 2001 for marketing and promotional activities. If end users do not accept our ZeroPlus.com services as a means of sending and receiving communications, we will not be able to increase our number of paid users or successfully generate revenues in the future.

    OUR FUTURE SUCCESS DEPENDS ON GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS. If the market for Internet Protocol communications, in general, and our services in particular, does not grow at the rate we anticipate, we will not be able to increase our number of users or generate revenues from our fee-based ZeroPlus.com services or from advertising on the Internet at the rate we anticipate. We currently rely on revenues generated primarily from various Sprint service contracts but expect in the future to increasingly rely on revenues generated from sales of fee-based ZeroPlus.com services and from advertising on the Internet. To be successful, Internet Protocol communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

    - Inconsistent quality or speed of service;

    - Traffic congestion on the Internet;

    - Potentially inadequate development of the necessary infrastructure;

    - Lack of acceptable security technologies;

    - Lack of timely development and commercialization of performance improvements; and

    - Unavailability of cost-effective, high-speed access to the Internet.

    If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, or its performance or reliability may decline. In addition, Web sites may from time to time experience interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our communications portal and our services, could be adversely affected.

    IF WE DO NOT DEVELOP THE ZEROPLUS.COM BRAND, WE MAY NOT BE ABLE TO DEVELOP A LEADING POSITION IN OUR INDUSTRY. We may not be able to become the leader in our industry. To become a leader, we must strengthen the brand awareness of the ZeroPlus.com brand. If we fail to create and maintain brand awareness, it could adversely affect our ability to attract sufficient Web traffic and reduce our attractiveness to advertisers. Brand recognition may become more important in the future with the growing number of Internet sites and Internet communications providers. Promotion and enhancement of our brand will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and services, neither of which can be assured.

    IF WE FAIL TO ESTABLISH MARKETING RELATIONSHIPS THAT PROVIDE US VISIBILITY, WE MAY NOT BE ABLE TO SUFFICIENTLY INCREASE OUR SALES. We depend, and expect to continue to depend, on strategic relationships to, among other things, distribute our products, increase usage of our services, build brand awareness and cooperatively market our services. We believe that our success depends, in part, on our ability to develop and maintain marketing and promotional relationships with Internet companies, communications equipment and software companies and other marketing and distribution partners that themselves have strong brand names or high traffic volumes. If we are unable to establish and maintain these relationships, we may not be able to increase sales of our services, and we may lose users. In cases where our products and services are integrated into our strategic partners' product and service offerings, our ability to meet sales goals and expectations will depend upon a timely release of these offerings. If any of our strategic relationships are discontinued or if the release of these partners' offerings that integrate our products and services are delayed, sales of our products and services and our ability to maintain or increase our customer base may be substantially diminished.

    WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS IN THE FUTURE AND WE MAY NOT BE ABLE TO OBTAIN THAT CAPITAL. We intend to continue to enhance and expand product and service offerings in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and services will require significant marketing and promotional expenses that we may incur before we begin to receive the related revenue. We also may require additional capital to fund, among other things, unanticipated opportunities, strategic alliances, potential acquisitions, changing business conditions and unanticipated competitive pressures. If our cash flow from operations is not sufficient to meet our capital expenditure and working capital requirements, we will need to raise additional capital from other sources. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital as and when needed, we may be required to reduce the scope of our business or our anticipated growth, which would reduce our revenues.

    WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH. Our future performance will depend, in part, on our ability to manage growth effectively. If we are successful in achieving growth, this is likely to place a significant strain on our managerial, operational and financial resources. To manage our growth, we must implement and improve our operational and financial systems, as well as our managerial controls and procedures. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer and expand our services. If we are unable to effectively manage our expanding operations, our revenues may not increase, our cost of operations may rise and we may not be profitable.

    BECAUSE WE CANNOT PREDICT OUR NETWORK CAPACITY NEEDS, WE MAY BE FORCED TO ENTER INTO CONTRACTS THAT REDUCE OUR PROFITABILITY. In an effort to insure that we are able to handle anticipated usage, we arranged the right to use Broadwing's Gemini2000 Internet Protocol Digital Data Network until at least December 2001. In return, among other things, Broadwing shares our revenues from calls transmitted over that network, received its equity stake in ZeroPlus.com, and we promise to use Gemini2000 as our exclusive private Internet Protocol Digital Data Network through December 2001. For further information about this relationship, see Part I, Item 1, "Description of Business--Strategic Relationships--Broadwing". If Broadwing is unable to fulfill our capacity requirements or our agreement with Broadwing is terminated, we may have to enter into additional long-term agreements for leased capacity. To the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means that may not be available. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose users.

    OUR COMPUTER AND COMMUNICATIONS SYSTEMS MAY FAIL. Our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. We currently maintain communications systems in ZeroPlus.com facilities in Germantown, Maryland and Austin, Texas and in Broadwing facilities in Austin, Texas and Newark, Delaware. Our systems and those that connect to our network are subject to disruption from natural disasters or other sources of power loss, communications failure, hardware or software malfunction, network failures and other events both within and beyond our control. Any system interruptions that cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

    OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY
BREACHES. Our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches, which could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on third party web hosting providers for encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

    THIRD PARTIES MIGHT INFRINGE UPON OUR PROPRIETARY TECHNOLOGY. We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We own the 353 Patent and have a pending application for the ZeroPlus dialing plan patent in the United States. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources. For further information concerning these matters and related risks, see Part I, Item 1., "Description of Business--Patent, Trademark, Copyright and Proprietary Rights".

    OUR SERVICES MAY INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF
OTHERS. Third parties may assert claims that we have infringed a patent copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors generally have agreed to indemnify us with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right so long as we have not made changes to the licensed software. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

    We are one of eight defendants in a patent infringement suit brought by Multi-Tech Systems, Inc., which alleges that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. For further information regarding this suit, see Part I, Item 3, "Legal Proceedings".

    OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE
RISKS. As of March 31, 2000, approximately half of our consumer members were based outside the United States. We intend to continue to expand our operations outside the United States, although we cannot assure you that we will be successful in doing so. International operations are subject to inherent risks, including, among others:

    - Potentially weaker protection of intellectual property rights;

    - Political instability;

    - Unexpected changes in regulations and tariffs;

    - Fluctuations in exchange rates;

    - Increased bad debt and subscription fraud;

    - Action by foreign governments or foreign telecommunications companies to limit access to our services;

    - Varying tax consequences; and

    - Uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We cannot assure you that one or more of these factors, or other factors, will not materially and adversely affect the growth of our business or our customer base.

    WE MAY EXPERIENCE LOSSES AS A RESULT OF FRAUD. We may experience losses due to fraud. Callers may obtain our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we may continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables, our losses may exceed our reserves and could rise significantly above anticipated levels.

    INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. The market for our services has been extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in this market. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully in this market. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. For further information regarding our competitors, see Part I, Item 1, "Description of Business--Competition".

    DECREASING TELECOMMUNICATIONS RATES MAY DIMINISH OR ELIMINATE OUR COMPETITIVE PRICING ADVANTAGE. Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing difference between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as those pricing differences diminish or disappear, and we will be unable to use those pricing differences to attract new customers in the future. If telecommunications rates continue to decline, we may lose users for our services. We would then have to rely on factors other than price to differentiate our product and service offerings, which we may not be able to do.

    GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO INTERNET PROTOCOL TELEPHONY COULD HARM OUR BUSINESS. Traditionally, voice communications services have been provided by regulated telecommunications common carriers. We offer voice communications to the public for international and domestic calls using Internet Protocol telephony, and we do not operate as a licensed telecommunications common carrier in any jurisdiction. Based on specific regulatory classifications and recent regulatory decisions, we believe we qualify for certain exemptions from telecommunications common carrier regulation in many of our markets. However, the growth of Internet Protocol telephony has led to close examination of its regulatory treatment in many jurisdictions. Therefore, the legal status of our services is uncertain and subject to change as a result of future regulatory action, judicial decisions or legislation in any of the jurisdictions in which we operate. Established regulated telecommunications carriers have sought and may continue to seek regulatory actions to restrict the ability of companies such as ours to provide services or to increase the cost of providing such services. In addition, our services may be subject to regulation if regulators distinguish phone-to-phone and PC-to-phone telephony service using Internet Protocol technologies over privately managed networks, from PC-to-PC and PC-to-phone voice services over the Internet. Some regulators may decide to treat the former as regulated common carrier services and the latter as unregulated enhanced or information services.

    Application of new regulatory restrictions or requirements to us could increase our costs of doing business and prevent us from delivering our services by our current arrangements. In such event, we would consider a variety of alternative arrangements for providing our services, including obtaining appropriate regulatory authorizations for our local network partners or ourselves or limiting our service offerings. Such regulations could limit our service offerings, raise our costs and restrict our pricing flexibility, and potentially limit our ability to compete effectively. Further, regulations and laws that affect the growth of the Internet could hinder our ability to provide our services over the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues that include: sales and other taxes; access charges; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; contributions to the universal service fund, an FCC-administered fund for the support of local telephone service in rural and high cost areas; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials. For a more detailed discussion of the regulation of Internet Protocol telephony, see
Part I, Item 1, "Description of Business--Regulation of Internet Protocol Telephony."

    WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE COMMUNICATIONS INDUSTRY. Our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

    To be successful, we must adapt to our rapidly changing market by continually improving and expanding the scope of services we offer and by developing new services and technologies to meet customer needs. Our success will depend, in part, on our ability to license leading technologies and respond to technological advances and emerging industry standards on a cost-effective and timely basis. We will need to spend significant amounts of capital to enhance and expand our services to keep pace with changing technologies.

    WE MAY NOT BE ABLE TO COMPETE WITH PROVIDERS THAT CAN BUNDLE LONG DISTANCE SERVICES WITH OTHER OFFERINGS. Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce our revenues.

    WE MAY NOT BE ABLE TO HIRE AND RETAIN THE PERSONNEL WE NEED TO SUSTAIN OUR BUSINESS. We depend on the continued services of our executive officers and other key personnel. We have an employment agreement with only one of our executive officers, Robert A. Veschi, our President and Chief Executive Officer. We need to attract and retain other highly skilled technical and managerial personnel for whom there is intense competition. If we are unable to attract and retain qualified technical and managerial personnel, we may never achieve profitability.

    MANY OF THE TELEPHONE CALLS MADE BY OUR CUSTOMERS ARE CONNECTED THROUGH LOCAL TELEPHONE COMPANIES AND THROUGH LEASED NETWORKS THAT MAY BECOME UNAVAILABLE. We are not a local telephone company or a registered local exchange carrier. We do not have our own network. Accordingly, we must route all calls made by our customers over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must route PC-to-phone, phone-to-PC and phone-to-phone calls through a local telephone company to reach our network.

    In many of the foreign jurisdictions in which we conduct or plan to conduct business, the primary provider of significant intra-national transmission facilities is the national telephone company. Accordingly, we may have to lease transmission capacity at artificially high rates from a monopolistic provider and, consequently, we may not be able to generate a profit on those calls. In addition, national telephone companies may not be required by law to lease necessary transmission lines to us or, if applicable law requires national telephone companies to lease transmission facilities to us, we may encounter delays in negotiating leases and interconnection agreements and commencing operations. Additionally, disputes may result with respect to pricing terms and billing.

    In the United States, the providers of local telephone service are generally the incumbent local telephone companies, including the regional Bell operating companies. The permitted pricing of local transmission facilities that we lease in the United States is subject to uncertainties. The Federal Communications Commission has issued an order requiring incumbent local telephone companies to price those facilities at total element long-run incremental cost, and the United States Supreme Court recently upheld the FCC's jurisdiction to set a pricing standard for local transmission facilities provided to competitors. However, the incumbent local telephone companies can be expected to bring additional legal challenges to the FCC's total element long-run incremental cost standard and, if they succeed, the result may be to increase the cost of incumbent local transmission facilities obtained by us.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS CALLS, WHICH OUR SYSTEMS MAY NOT BE ABLE TO ACCOMMODATE. We expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers.

    RISKS RELATED TO OUR STOCK

    THE VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR
STOCKHOLDERS. Since trading commenced in April 1997, the market price of our common stock has been highly volatile and may continue to be volatile and could be subject to wide fluctuations in response to factors such as:

    - Variations in our actual or anticipated quarterly operating results or those of our competitors;

    - Announcements by us or our competitors of technological innovations;

    - Introduction of new products or services by us or our competitors;

    - Changes in financial estimates by securities analysts;

    - Conditions or trends in the Internet industry;

    - Changes in the market valuations of other Internet companies;

    - Announcements by us or our competitors of significant acquisitions; and

    - Our entry into strategic partnerships or joint ventures.

All of these factors are, in whole or part, beyond our control and may materially adversely affect the market price of our common stock regardless of our performance. Declines in the market price of our common stock could also materially adversely affect employee morale and retention, our access to capital and other aspects of our business.

    Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. The trading prices of many Internet-related and technology companies' stocks have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that Internet stocks in general will sustain their current market prices.

    IF OUR STOCK PRICE REMAINS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD DIVERT OUR RESOURCES. In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. If the market value of our stock experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

    THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY AFFECT OUR STOCK PRICE. The market price of our common stock could decline as a result of sales of substantial amounts of common stock in the public market or the perception that substantial sales could occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

    WE DO NOT INTEND TO PAY DIVIDENDS. We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........     34

FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 2000 and 1999..............     35

  Statements of Operations for the years ended March 31,
    2000 and 1999...........................................     36

  Statements of Cash Flows for the years ended March 31,
    2000 and 1999...........................................     37

  Statements of Stockholders' Equity as of March 31, 2000
    and 1999................................................     38

  Notes to Financial Statements.............................     39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ZeroPlus.com, Inc.

    We have audited the accompanying balance sheets of ZeroPlus.com, Inc. (a Delaware corporation), as of March 31, 2000 and 1999, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZeroPlus.com, Inc., as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Grant Thornton LLP
Vienna, Virginia
May 25, 2000

                               ZEROPLUS.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      MARCH 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 3,497,936   $ 1,760,627
  Short-term investments....................................    6,296,637     4,618,587
  Accounts receivable.......................................       55,308       749,903
  Inventory.................................................           --       583,634
  Prepaid expenses..........................................      191,414       120,873
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................   10,041,295     7,833,624

DEPOSITS AND OTHER ASSETS...................................       37,947        44,322

INVESTMENTS.................................................      993,750            --

PROPERTY AND EQUIPMENT, NET.................................      695,169       500,627
SOFTWARE DEVELOPMENT COSTS, NET.............................           --       488,570
                                                              -----------   -----------
                                                              $11,768,161   $ 8,867,143
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable--trade...................................  $   494,679   $   279,266
  Notes Payable, current....................................       31,884            --
  Accrued liabilities.......................................      943,587       669,652
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    1,470,150       948,918

LONG TERM DEBT..............................................      151,937            --

TOTAL LIABILITIES...........................................    1,622,087       948,918
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 50,000,000 shares
    Authorized, 10,459,307 and 8,291,955 shares outstanding
    at March 31, 2000 and 1999, respectively................      104,593        82,919
  Treasury stock, at cost...................................      (10,500)           --
  Stock subscriptions and notes receivable..................           --           (23)
  Additional paid-in capital................................   40,835,830    28,479,060
  Retained deficit..........................................  (30,783,849)  (20,643,731)
TOTAL STOCKHOLDERS' EQUITY..................................   10,146,074     7,918,225
                                                              -----------   -----------
                                                              $11,768,161   $ 8,867,143
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              FOR THE YEARS ENDED

                                                                       MARCH 31
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
SALES
  Products..................................................  $      7,004   $ 1,127,086
  Services..................................................       476,164       545,723
                                                              ------------   -----------
Total sales.................................................       483,168     1,672,809

COST OF PRODUCT SOLD AND SERVICE PROVIDED
  Products..................................................         3,614       852,139
  Inventory writedown.......................................       575,078       565,000
  Services..................................................       351,492       183,031
                                                              ------------   -----------
Total cost of product sold and service provided.............       930,184     1,600,170

GROSS PROFIT (LOSS).........................................      (447,016)       72,639

OPERATING EXPENSES
  General and administrative................................     4,573,269     4,967,734
  Selling and marketing                                          1,954,747     1,815,832
  Restructuring costs.......................................     1,055,649            --
  Research and development..................................     1,768,111     2,767,455
                                                              ------------   -----------
LOSS FROM OPERATIONS........................................    (9,798,792)   (9,478,382)

OTHER INCOME (EXPENSE)
  Legal settlement..........................................      (405,938)           --
  Other expenses............................................      (246,485)     (217,944)
  Interest income...........................................       311,097       426,056
                                                              ------------   -----------
LOSS BEFORE INCOME TAXES....................................   (10,140,118)   (9,270,270)

INCOME TAX PROVISION........................................            --            --
                                                              ------------   -----------
NET LOSS....................................................  $(10,140,118)  $(9,270,270)
                                                              ============   ===========
LOSS PER SHARE--BASIC AND DILUTED...........................  $      (1.13)  $     (1.17)
                                                              ============   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC AND DILUTED......     8,948,488     7,903,197

        The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED

                                                                       MARCH 31
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(10,140,118)  $(9,270,270)
  Adjustments to reconcile net loss to net cash from
    operating activities operating activities
    Depreciation and amortization...........................       429,653       632,072
    Loss on retirement of fixed assets......................        12,790            --
    Stock-based compensation................................        49,477         5,056
    Inventory writedown.....................................       575,078       565,000
    Bad debt expense........................................                     552,144
    Restructuring costs paid................................       177,699            --
    Non-Cash restructuring costs............................       877,950            --
    Non-Cash settlement costs...............................       405,938            --
    Changes in operating assets and liabilities
      Decrease (Increase) in accounts receivable............       374,476      (967,444)
      Decrease (Increase) in inventory......................         8,556      (945,717)
      (Increase) Decrease in prepaid expenses, deposits and
      other assets..........................................       (64,165)       25,889
      Increase in accounts payable and accrued
      liabilities...........................................       143,713        73,815
                                                              ------------   -----------

NET CASH USED IN OPERATING ACTIVITIES.......................    (7,148,953)   (9,329,455)
                                                              ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................      (354,490)     (413,678)
  Capitalized software development costs....................            --       (30,000)
  Proceeds received from short term securities at
    maturity................................................     7,568,595     2,396,632
  Investment in short term securities.......................    (9,246,645)   (6,054,971)
  Investment in long term securities........................      (993,750)           --
                                                              ------------   -----------

NET CASH USED IN INVESTING ACTIVITIES.......................    (3,026,290)   (4,102,017)
                                                              ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock....................    11,925,511    14,336,333
  Purchase of treasury stock................................       (10,500)           --
  Cash paid for warrant recission...........................        (2,482)           --
  Payments of common stock subscriptions receivable.........            23            23
                                                              ------------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES...................    11,912,552    14,336,356
                                                              ------------   -----------

Net Increase in cash and cash equivalents...................     1,737,309       904,884

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     1,760,627       855,743
                                                              ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  3,497,936   $ 1,760,627
                                                              ============   ===========

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid.........................................  $         --   $        --
                                                              ============   ===========

  Interest paid.............................................  $      6,754   $        --
                                                              ============   ===========

        The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK            STOCK
                                     ---------------------   SUBSCRIPTIONS   ADDITIONAL                                 TOTAL
                                       NO. OF                  AND NOTES       PAID IN     TREASURY     RETAINED     STOCKHOLDERS
                                       SHARES      AMOUNT     RECEIVABLE       CAPITAL      STOCK       DEFICIT         EQUITY
                                     ----------   --------   -------------   -----------   --------   ------------   ------------
BALANCE, APRIL 1, 1998.............   5,750,000   $ 57,500        (46)       $14,163,090        --    $(11,373,461)  $  2,847,083
Issuance of common stock
  Associated with:
  Private placement................     750,000      7,500         --          5,114,188        --              --      5,121,688
  Warrant exercises................   1,720,924     17,209         --          8,973,827        --              --      8,991,036
  Stock option exercises...........      71,031        710         --            222,899        --              --        223,609
Stock based compensation...........          --         --         --              5,056        --              --          5,056
Stock subscription payment.........          --         --         23                 --        --              --             23
Net loss...........................          --         --         --                 --        --      (9,270,270)    (9,270,270)
BALANCE, MARCH 31, 1999............   8,291,955   $ 82,919       $(23)       $28,479,060   $    --    $(20,643,731)  $  7,918,225
Issuance of common stock Associated
  with:
  Stock option exercises...........     278,699      2,787         --          1,095,951        --              --      1,098,738
  Broadwing, Inc...................   1,888,653     18,887                    10,807,886                               10,826,773
Stock-based compensation...........          --         --         --             49,477        --              --         49,477
Payment of stock subscriptions.....          --         --         23                 --        --              --             23
Purchase of treasury stock.........          --         --         --                 --   (10,500)             --        (10,500)
Warrant rescission.................          --         --         --             (2,482)       --              --         (2,482)
Legal settlement...................          --         --         --            405,938        --              --        405,938
Net loss...........................          --         --         --                 --        --     (10,140,118)   (10,140,118)
                                     ----------   --------       ----        -----------   --------   ------------   ------------
BALANCE, MARCH 31, 2000............  10,459,307   $104,593       $ --        $40,835,830   $(10,500)  $(30,783,849)  $ 10,146,074
                                     ==========   ========       ====        ===========   ========   ============   ============

        The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    ZeroPlus.com, Inc. ("ZeroPlus.com" or the "Company"), a Delaware corporation, was originally incorporated as e-Net, Inc. on January 9, 1995, and commenced operations on June 8, 1995. Effective February 15, 2000, the corporate name was changed from e-Net, Inc. to ZeroPlus.com, Inc. ZeroPlus.com provides Internet telephony services to consumers worldwide, including free PC-to-PC phone services, and fee-based PC-to-phone, phone-to-PC and phone-to-phone services. The Company has also developed an e-commerce solution, ZPCommerce, which enables companies to voice-enable their websites. ZeroPlus.com can route calls from customers' PCs to existing call centers entirely over the Internet, thereby drastically reducing e-commerce companies' inbound 800-number service costs. The company has three office locations: corporate headquarters in Germantown, Maryland; research and development in Austin, Texas; and a sales office in New York, New York.

    We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds from stock issuances in 1999, the 1998 private placement, warrant exercises, the line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing.

    The significant accounting policies used in the preparation of the accompanying financial statements are as follows:

INVENTORY

    Because of the change in the strategic focus of the Company's business in mid-1999, the Company no longer carries inventory. In connection with this restructuring, the Company wrote off approximately $575,000 of inventory in fiscal 2000. Prior to this change, inventory was stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The elements of cost include subcontracted costs and materials handling charges. Management periodically reviews and assesses inventory items and carrying costs for obsolescence and sales realizability as compared to the relative revenues for each item. When such an assessment indicates that items are either obsolete or have experienced slower than expected revenues a writedown is charged to cost of sales based on an estimate of future sales or revenue realizability. In the fourth quarter of the fiscal year ended March 31, 1999, management recorded a writedown of $565,000 for certain specific inventory items where the sales realizability was deemed to be impaired.

REVENUE RECOGNITION

    Internet telephony service revenue is recognized as the service is provided. Prepayments for communications services are deferred and recognized as the services are provided. Revenue is recognized on the sale of software products upon shipment unless future obligations exist wherein a portion of the revenue is deferred until the obligation is satisfied. Revenue from services rendered is recognized either as the services are rendered or at contractually determined fixed monthly fees.

                               ZEROPLUS.COM, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For the years ended March 31, 2000 and 1999, the Company derived 85% and 24% of its sales from one customer, respectively. Substantially all of the Company's revenue was generated from sales to customers in the United States.

ACCOUNTS RECEIVABLE

    Accounts receivable are stated at the unpaid balances, less allowance on uncollectible accounts, if any. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. At March 31, 2000 and 1999, management established an allowance for uncollectible accounts in the amount of $872,200 and $555,300, respectively.

ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred. Typically the Company purchases banner advertising on other companies' web sites pursuant to contracts which have one to three year terms and may include the guarantee of
(i) a minimum number of impressions, (ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by the Company from customers directed to the Company's web site as a direct result of the advertisement. The Company recognizes expense with respect to such advertising ratably over the period in which the advertisement is displayed.

    For the years ended March 31, 2000 and 1999, advertising expense totaled approximately $827,400 and $442,900, respectively.

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

INVESTMENTS

    The Company's investments in debt securities, which typically mature in one year or less, are generally held to maturity and valued at amortized cost, which approximates fair value. The investments' aggregate fair value at March 31, 2000 and 1999 was $6,296,637 and $4,618,587, respectively, for investments in United States Treasury debt securities. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded as cash and cash equivalents when maturity is three months or less, as short-term investments when maturity is longer than three months and less than one year, and as long-term investments when maturity exceeds twelve months.

                               ZEROPLUS.COM, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The aggregate fair value of long-term investments at March 31, 2000 and 1999 was $993,750 and $0, respectively, for investments in United States Treasury debt securities.

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

                                                                      YEAR ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
Net Loss....................................................  $(10,140,118)  $(9,270,270)
Loss per common share--basic & diluted......................  $      (1.13)  $     (1.17)
Number of common shares--basic & diluted....................     8,948,488     7,903,197

SOFTWARE DEVELOPMENT COSTS

    Prior to the change in the strategic focus of the Company in June 1999, the Company had capitalized certain software development costs incurred after establishing technological feasibility. Costs incurred prior to such feasibility and certain hardware-related, development costs have been expensed as incurred as research and development costs. Software costs are amortized based upon the greater of amortization computed using the estimated useful life of the software or units sold as a function to expected units to be sold when the product is available for general release to customers. In the first quarter of the fiscal year ended March 31, 2000, management wrote off all capitalized software costs by charging $400,978 as part of the restructuring of the Company. Amortization expense for 2000 and 1999 was approximately $87,600 and $343,000, respectively.

    Software development costs incurred since June 1999 have been expensed as incurred as they represent research and development costs or costs incurred after establishing technological feasibility with very short useful lives, making the capitalizable amount immaterial to the financial statements.

                               ZEROPLUS.COM, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all cash held in checking and investment accounts with maturity dates of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of the instruments.

NOTE B--SIGNIFICANT TRANSACTIONS

RESTRUCTURING COSTS

    In the first quarter of the fiscal year ended March 31, 2000, the Company recorded a charge of approximately $1,710,000 related primarily to a restructuring program that was substantially implemented by December 31, 1999. The charge includes a provision for reductions in the carrying value of accounts receivables of $317,000, inventory of $575,000, capitalized software of $400,000 and the accrual of expenses of $418,000 related to the Company's exit from network gateway equipment activities. Of this charge, the portion associated with the write down of inventory was charged to cost of products sold in the accompanying financial statements. Approximately $80,000 of the accrued expenses were reversed in the fourth quarter of fiscal 2000 based on current estimates. Accrued expenses related to restructuring costs at March 31, 2000 were approximately $160,000 and were associated with estimated equipment and support costs. The restructuring effort refocuses the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to Digital Data Networks. The Company intends to use its core technology competency in advancement of its voice-over-digital data networks business by exploiting markets that it believes pose fewer competitive risks.

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

WARRANT REDEMPTION

    In May 1998, the Company authorized the redemption of its publicly traded Redeemable Common Stock Purchase Warrants ("Warrants"). The Company issued 1,725,000 Warrants in its initial public offering, effective April 7, 1997. Under the terms governing these Warrants, the Company could, for $.05 per Warrant, redeem the warrants that had not already been exercised and converted to a share of common stock at an exercise price of $5.25, if the Company's common stock closing bid price equaled or exceeded $10.00 per share for a thirty consecutive trading day period. Such a period ended on May 14, 1998. The redemption occurred on June 19, 1998 and the transaction yielded proceeds, net of transaction costs, of approximately $8,900,000.

                               ZEROPLUS.COM, INC.

NOTE B--SIGNIFICANT TRANSACTIONS (CONTINUED)
CALL RIGHT

    In December 1999, Cincinnati Bell, Inc. (d/b/a Broadwing Inc.) exercised its call right to purchase 1,888,653 shares of the Company's stock at a per share price of $5.742875. As per the agreement, the share price was equal to 1.25 times the closing price of the Company's common stock as listed on the Nasdaq SmallCap Market on December 7, 1999. The transaction yielded proceeds, net of transaction costs, of approximately $10,827,000.

STOCK-BASED COMPENSATION

    The Company accounts for stock options issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion
No. 25, Accounting for Stock Issued to Employees   ("APB 25"). Compensation
expense for stock options issued to employees is measured as the excess of the quoted market price of the Company's stock at the date of grant over amount an employee must pay to acquire the stock.

SEGMENT DISCLOSURES

    Statements of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This statement requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregate a company. As the Company operates in one segment, the adoption of the statement in fiscal 2000 did not have an impact on its financial statements.

NOTE C--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at March 31:

                                                          2000         1999
                                                       ----------   ----------
Furniture and office equipment.......................  $1,311,619   $  982,397
Leasehold improvements...............................     220,110       23,438
                                                       ----------   ----------
                                                        1,531,729    1,005,835
Less accumulated depreciation........................    (836,560)    (505,208)
                                                       ----------   ----------
Property and equipment--net..........................  $  695,169   $  500,627
                                                       ==========   ==========

                               ZEROPLUS.COM, INC.

NOTE C--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (CONTINUED)

ACCRUED LIABILITIES

    Accrued liabilities consist of the following at March 31:

                                                            2000       1999
                                                          --------   --------
Accrued salaries........................................  $182,696   $130,788
Accrued vacation........................................   148,559    133,060
Accrued advertising fees................................    93,874         --
Accrued bonuses.........................................    67,531     29,400
Accrued deferred rent...................................    79,911     23,582
Accrued taxes and payroll liabilities...................    19,729      2,097
Accrued legal...........................................        --    144,829
Accrued restructure costs...............................   160,000         --
Other accrued costs.....................................   191,287    205,896
                                                          --------   --------
                                                          $943,587   $669,652
                                                          ========   ========

NOTE D--INCOME TAXES

    For the periods ended March 31, 1999 and 2000, no benefit from income taxes associated with net operating losses has been reflected due to uncertainty as to the realizability of tax benefits associated with net operating losses to date.

    The income tax provision consists of the following for the period ended March 31, 2000 and 1999:

                                                        2000          1999
                                                     -----------   -----------
Deferred
  Federal..........................................    3,712,084   $ 2,940,524
  State............................................      696,977       552,038
  Valuation allowance..............................   (4,409,061)   (3,492,562)
                                                     -----------   -----------
  Net provision....................................  $        --   $        --
                                                     ===========   ===========

    The effective tax rate for the period ended March 31, 2000, was 0%. A reconciliation between the U.S. federal statutory rate and the effective tax rate follows:

                                                        2000          1999
                                                     -----------   -----------
Tax (benefit) at U.S. federal statutory rates......   (3,447,640)  $(2,966,486)
Increase (decrease) resulting from:
  State tax (benefit)..............................     (401,549)     (533,618)
  Permanent differences............................     (559,872)        7,542
  Valuation allowance..............................    4,409,061     3,492,562
                                                     -----------   -----------
Income tax provision...............................  $        --   $        --
                                                     ===========   ===========

                               ZEROPLUS.COM, INC.

NOTE D--INCOME TAXES (CONTINUED)
    The Company's reporting period for tax purposes is the calendar year. Taxes on the net loss for the period January through March is reflected in the calculation of the deferred tax asset. A valuation allowance has been recognized in an amount equal to the deferred tax asset.

    The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset is as follows at March 31, 2000 and 1999:

                                                         2000          1999
                                                      -----------   ----------
Net loss for January 1 through March 31,............    1,224,167   $1,173,521
Capitalized software................................           --     (366,366)
Accounts receivable and inventory reserves..........      763,876       66,244
Accrued expenses....................................       95,170       47,823
Accrued warranty and patent expenses................       15,795       14,596
Depreciation expense................................       15,636       14,307
Net operating loss..................................    7,769,851    4,543,987
Deferred rent.......................................       11,779       (6,808)
Valuation allowance.................................   (9,896,274)  (5,487,304)
                                                      -----------   ----------
Deferred taxes payable..............................  $        --   $       --
                                                      ===========   ==========

    The use of net operating losses of the Company in the future to offset taxable income may be limited in the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code. The Company has net
operating loss carryforwards totaling $         20,470,000 that expire through
2019.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENT

    The Company has three leases for office space that provide for aggregate monthly rent payments of approximately $34,400. At March 31, 2000, approximate future rental commitments are as follows:

YEAR ENDING MARCH 31,
---------------------
  2001......................................................  $  400,333
  2002......................................................     372,595
  2003......................................................     364,559
  2004......................................................     385,904
  2005......................................................      32,237
                                                              ----------
  Total.....................................................  $1,555,628

    Rent expense for the years ended March 31, 2000, and March 31, 1999, totaled $443,678 and $220,997 respectively.

                               ZEROPLUS.COM, INC.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
CAPITAL LEASE COMMITMENT

    As part of the Revenue Sharing, Service Development, and Joint Marketing Alliance Agreement between the Company and Broadwing Inc., the Company leases network-related equipment from Broadwing Inc. As specified in the agreement, the lease term is 60 months with an interest rate of 12%. If the Revenue Sharing agreement is terminated prior to the end of the lease term, Broadwing may require the Company to purchase the equipment at the then current book value. As of March 31, 2000, the Company has leased approximately $195,600 in network-related equipment. This lease is accounted for as a capital lease. At March 31, 2000, approximate future minimum lease payments are as follows:

YEAR ENDING MARCH 31,
---------------------
  2001......................................................  $ 52,226
  2002......................................................    52,226
  2003......................................................    52,226
  2004......................................................    52,226
  Thereafter................................................    31,144
                                                              --------

  Gross amounts due.........................................   240,048
  Less: Interest portion....................................    56,227
                                                              --------
  Present value of net minimum lease payments...............  $183,821
                                                              ========
  Less: Current portion.....................................  $ 31,884
                                                              ========
  Long term.................................................  $151,937
                                                              ========

ADVERTISING COMMITMENTS

    The Company has entered into agreements with various Internet-related firms, whereby the Company pays a fixed scheduled payment over time in return for online advertising. Expense is recognized for these programs in the period in which the advertising is performed. At March 31, 2000, approximate future advertising commitments are as follows:

YEAR ENDING MARCH 31,
---------------------
  2001......................................................  $1,468,000
  2002......................................................     500,000
  2003......................................................     500,000

EMPLOYMENT AGREEMENT

    The Company has an employment agreement with an officer with minimum future annual salary commitments of the Company under the agreements as follows:

YEAR ENDING MARCH 31,                             SALARY     BONUS      TOTAL
---------------------                            --------   --------   --------
  2001.........................................  $175,000   $87,500    $262,500

    The agreement also provides for bonuses upon certain performance criteria of the Company and the determination of the Board of Directors. Pursuant to the agreement, employment may be terminated by

                               ZEROPLUS.COM, INC.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for an amount equal to six months of the terminated executive's salary at the date of termination plus comparable insurance benefits being received prior to termination.

LITIGATION

    Effective February 8, 2000, the Company settled the case pending against it in the United States District Court for the Southern District of Florida entitled KIRK ET AL. V. E-NET, INC., No. 99-8010-CIV- MIDDLEBROOKS. This case was brought by the holders of 300,000 warrants issued in connection with the underwriting of the Company's initial public offering. The warrant holders alleged that the Company did not register the re-offer and resale of those warrants when required by the Underwriting Agreement and Representative's Warrant Agreement with Barron Chase Securities, Inc., the underwriter of the Company's initial public offering. The warrant holders, to whom Barron Chase assigned its rights to receive those warrants and who include Robert Kirk, the President of Barron Chase (as holder of 240,000 of the 300,000 total warrants), sought to recover between $2,562,000 and $2,862,000 in alleged losses. While the Company continues to dispute the warrant holders' interpretation of the Underwriting Agreement and Representative's Warrant Agreement and believes that it complied with its obligations under the Underwriting Agreement and Representative's Warrant Agreement, the Company settled this matter without admitting any liability on its part in order to avoid the uncertainty and expense of further litigation.

    The settlement involved: the repricing of the warrant holders' 150,000 warrants to purchase shares of common stock from $8.25 per share to $7.00 per share; the repricing of the warrant holders' 150,000 warrants to purchase additional warrants from $.20625 per warrant to $-0- per warrant; and the repricing of the 150,000 underlying warrants to purchase shares of common stock, again from $8.25 per share to $7.00 per share. The Company's insurance carrier also made cash payments to the warrant holders totaling $345,000 on the Company's behalf.

    The Company is a co-defendant in civil litigation brought by Prudential Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of ZeroPlus.com. The action alleges that either the Company or American Stock Transfer & Trust Co., the transfer agent for the Company's common stock, improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. The Company filed a cross-claim against American Stock Transfer seeking indemnity. American Stock Transfer has filed a cross-claim against the Company for, among other things, indemnity, to recover any amounts it pays Prudential or expends in defending the suit. American Stock Transfer has cross-claimed against the non-affiliate shareholder, and also against Dean Witter Reynolds, Inc. The Company filed a motion for summary judgment on May 10, 2000, and that motion is scheduled to be argued on June 30, 2000. On May 19, 2000, Prudential amended its complaint to add six additional counts. These new claims include allegations of negligence, intentional concealment, deceit, constructive fraud, and injurious falsehood. We have moved to strike and/or dismiss the amendment. A pretrial settlement conference is scheduled for July 7, 2000. The Company is vigorously defending the matter. Although the Company cannot assure you of this result, the Company believes the claims against it are without merit and that the Company's actions will cause the matter to be either entirely dismissed or will otherwise eliminate it from any liability.

    The Company is one of eight defendants in a patent infringement suit filed on February 15, 2000, in the United States District Court for the District of Minnesota. The plaintiff, Multi-Tech Systems, Inc.,

                               ZEROPLUS.COM, INC.

NOTE E--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) alleges that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. Multi-Tech seeks both injunctive relief and damages in an unspecified amount. The Company recently answered and alleged that it did not infringe the claims asserted by Multi-Tech and that the claims are invalid and/or unenforceable. The Company is still in the preliminary stages of investigating the allegations in the complaint and the validity and scope of the patents at issue. On June 26, 2000, the judge presiding over the action granted the motions of the Company and other defendants to sever their respective cases, although the Company currently anticipates that some discovery will be consolidated. It is also worth noting that Microsoft recently filed a declaratory judgment action against Multi-Tech alleging that the patents at issue are invalid. An adverse outcome of this matter could have a material adverse effect the Company's financial position and results of operations.

NOTE F--RELATED PARTY TRANSACTIONS

    The Company rents an aircraft for business purposes from an entity owned by the Company's president. For the years ended March 31, 2000 and 1999, the Company paid $187,519 and $199,060, respectively, for the rental of the aircraft.

    The Company entered into a consulting agreement with the chairman of the board to provide services for a fixed monthly amount of $1,000 per month. For each of the years ended March 31, 2000 and 1999, the Company paid $12,000, respectively under the consulting agreement.

    The Company entered into a consulting agreement with a relative of a corporate officer and less than 5% shareholder to provide services at rate of $150 per hour payable 50% cash and 50% stock options with valuation based on current market price. For each of the years ended March 31, 2000 and 1999, the Company paid $23,986 and $0, respectively under the consulting agreement. In addition, the Company issued 3,491 stock options per the agreement.

NOTE G--DEFINED CONTRIBUTION PLAN

    The Company established a Profit Sharing Plan and Trust (the "Plan") in December 1995. In January 1998, the Plan was converted into a retirement plan qualified under section 401(k) of the Internal Revenue Code (the 401(k) Plan). All full time employees over the age of 21 are eligible to participate in the plan. The 401(k) Plan allows the Company to determine the matching amount on an annual basis. The matching amount in effect for plan years beginning January 1, 1999 and 2000 was established at 50% of employee deferrals up to 5% of eligible wages. The Company's matching contributions to the 401(k) Plan for the years ended March 31, 2000 and 1999, were approximately $73,000 and $89,000, respectively.

NOTE H--STOCK OPTION PLANS

    At March 31, 2000, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion
No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company or for employees who had their options re-priced have been recognized for the years ended March 31, 2000 and 1999 in the amounts of $49,477 and $5,056, respectively. The fair value for options issued in 2000 has been estimated at $2,429,000 as of the grant date using the Black Scholes model with the following weighted average assumptions: risk free interest rate of 5.3%; volatility factor of the expected market price of 169.1%; and a

                               ZEROPLUS.COM, INC.

NOTE H--STOCK OPTION PLANS (CONTINUED)
weighted average expected life of the option of 3 years. Because option valuation models require the input of highly subjective assumptions and because changes in the assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options. Had compensation cost for the three stock-based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net loss and loss per common share would have been reduced to the pro forma amounts shown below.

                                                            YEAR ENDED
                                                             MARCH 31
                                                    --------------------------
                                                        2000          1999
                                                    ------------   -----------
Net Loss
  As reported.....................................  $(10,140,118)  $(9,270,270)
  PRO FORMA.......................................   (11,124,485)  (10,601,612)

Loss per common share--basic & diluted
  As reported.....................................  $      (1.13)  $     (1.17)
  PRO FORMA.......................................         (1.24)        (1.34)

    Stock option plans:

    In April 1998, the Board of Directors approved the adoption of the ZeroPlus.com, Inc. 1997 Non-Qualified Stock Option Plan, including the allocation of up to 500,000 shares for option grants. In December 1998, the shareholders approved the adoption of the ZeroPlus.com, Inc. 1998 Stock Compensation Plan, including the allocation of 1,000,000 shares for option grants. In December 1999, the shareholders approved the adoption of the ZeroPlus.com, Inc. 1999 Stock Compensation Plan, including the allocation of up to 1,000,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan to non-employees or directors in the twelve months ended March 31, 1999 and 1998 were recorded as compensation expense of $49,477 and $5,056, respectively. Since April 1, 1999, the Company has granted

                               ZEROPLUS.COM, INC.

NOTE H--STOCK OPTION PLANS (CONTINUED)
531,528 options, of which 15,822 are exercisable at March 31, 2000. Generally, stock options are granted at fair market value as determined by a moving average of trading activity prior to the grant date.

                                                            STOCK OPTIONS
                                                    ------------------------------
                                                                  WEIGHTED AVERAGE
                                                    OUTSTANDING    EXERCISE PRICE
                                                    -----------   ----------------
Balance at March 31, 1999.........................     767,953         $4.49
                                                     ---------         -----
  Granted in FY 1999..............................     588,553          6.29
  Exercised in FY 1999............................     (71,031)         3.15
  Canceled in FY 1999.............................    (359,221)         6.66
                                                     ---------         -----

Balance at March 31, 1999.........................     926,254          4.94
  Granted in FY 2000..............................     531,528          4.64
  Exercised in FY 2000............................    (278,699)         3.94
  Canceled in FY 2000.............................     (85,397)         3.64
                                                     ---------         -----
Balance at March 31, 2000.........................   1,093,686         $5.10

                                                             NUMBER OF OPTIONS
                                                                YEAR ENDED
                                                                 MARCH 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Exercisable, end of year..................................  431,356    450,255
Weighted-average fair value per option of options granted
  during the year.........................................  $  4.57    $  3.99

                                 OPTIONS OUTSTANDING
                            ------------------------------
                                          WEIGHTED AVERAGE                           OPTIONS EXERCISABLE
                                             REMAINING                          ------------------------------
RANGE OF                      NUMBER        CONTRACTUAL      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES             OUTSTANDING         LIFE          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0.00 to $1.73............       8,103          7.2               $0.00             8,103          $0.00
$1.74 to $3.45............     129,666          5.9                3.41            69,835           3.42
$3.46 to $5.18............     665,917          6.9                4.36           169,084           4.16
$5.19 to $6.91............       1,000          5.7                6.64             1,000           6.64
$6.92 to $8.64............     270,000          6.0                7.49           183,334           7.48
$8.65 to $10.36...........       3,000          7.8               10.18                 0           0.00
$10.37 to $12.09..........      16,000          7.9               11.12                 0           0.00
  Totals..................   1,093,686          6.6               $5.10           431,356          $5.38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Our executive officers and directors as of the date hereof are as follows:

NAME                                          AGE                        TITLE
----                                        --------   ------------------------------------------
Alonzo E. Short...........................     59      Chairman of the Board

Robert A. Veschi..........................     38      President, Chief Executive Officer,
                                                       Director

Donald J. Shoff...........................     45      Vice President, Finance, Chief Financial
                                                       Officer and Director

William W. Rogers, Jr. ...................     58      Director

Clive Whittenbury, Ph.D. .................     66      Director

William L. Hooton.........................     49      Director

Michael A. Viren, Ph.D. ..................     58      Director

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

    The principal occupation and business experience for each officer and director for at least the last five years are as follows:

    ALONZO E. SHORT, JR., Lt. Gen., USA (ret.), 59, has been chairman of the board since January 1996. General Short has more than 30 years experience in executive management, operations and the engineering, design and development of large-scale telecommunications and data systems. General Short retired from the service in 1994 following a career that included serving as deputy commanding general (1988-1990) and commanding general (1990-1991) of the U.S. Army Information Systems Command, a major information technology organization, which was responsible for all telecommunications during the Desert Shield/Desert Storm operation, among other responsibilities. From 1991 to 1994, General Short was director of the Defense Information Systems Agency, a major information technology organization which is responsible for telecommunications and related services to the President of the United States, Secret Service, Joint Chiefs of Staff, Secretary of Defense, among other high level federal entities. From 1994-1997, General Short was president and chief executive officer of MICAH Systems, Inc., a Washington, D.C. metropolitan area based information, technologies management and consulting firm. In September 1997, General Short joined Lockheed Martin, an aerospace, defense, and information technology company, as a Vice-President. Since January 1996, General Short has been instrumental in the organization and development of ZeroPlus.com's business.

    ROBERT A. VESCHI, 38, has been ZeroPlus.com's president, chief executive officer, and a director since January 1995. Mr. Veschi founded ZeroPlus.com, which began its operations in June 1995. Mr. Veschi has significant experience in executive management, operations and the engineering, design and development of telecommunications and computer products and systems. From 1986 to 1990, Mr. Veschi was manager of systems engineering for International
Telemanagement, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1990 to 1994, Mr. Veschi was a group president of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From December 1994 to May 1995, for approximately six months, Mr. Veschi was president and chief executive officer of Octacom, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm, and a wholly-owned subsidiary of Octagon, Inc., an Orlando, Florida metropolitan area based publicly held technical services firm. From July 1994 to May 1995, for approximately nine months, Mr. Veschi was a vice president of telecommunications for Octagon, Inc., and from January 1995 to May 1995, for approximately four months, Mr. Veschi was a member of the board of directors of that company. Since June 1995, Mr. Veschi has been instrumental in ZeroPlus.com's organization, development and promotion.

    DONALD J. SHOFF, CPA, 45, has been vice president of finance and chief financial officer since November 1997, secretary since February 1999 and a director since December 1999. Prior to that, Mr. Shoff was director of finance and assisted ZeroPlus.com as a consultant prior to employment. Mr. Shoff has 21 years of significant experience in both public accounting firms and with high technology companies, both public and private. From 1977 to 1981, Mr. Shoff was a staff accountant and senior accountant on the staff of local Washington, D.C. public accounting firms. From 1982 to 1986, Mr. Shoff was the corporate cost accounting manager and a group controller for Science Applications International Corporation, a high technology products and professional services public corporation, where he was responsible for the corporate cost accounting functions and controllership of a high technology services operation group. From 1987 to 1992 and from 1993 to 1996, Mr. Shoff consulted independently and as a Senior Manager of Grant Thornton LLP, a major accounting and management consulting firm, with public and privately held high technology companies doing business with the Federal government. From 1992 to 1993 Mr. Shoff was vice president of finance and administration for Comsis Corporation, a Washington, D.C. based privately held engineering and technology company doing business with the Federal and various state governments. Mr. Shoff holds a B.B.A. degree from the Pennsylvania State University and is a certified public accountant.

    WILLIAM W. ROGERS, JR., 58, has been a director since January 1997.
Mr. Rogers has substantial senior management, operations and technical and engineering services experience. From 1972 to 1987, Mr. Rogers was a general manager engaged in operations, technical and engineering services for Boeing Computer Services, Inc. From 1987 to 1989, Mr. Rogers was president and chief executive officer of International Telemanagement, Inc., a McLean, Virginia based telecommunications and systems engineering and services company. From 1989 to 1991, Mr. Rogers was a vice president of Fluor-Daniel, where he was responsible for telecommunications and systems integration services. From 1991 through 1998, Mr. Rogers was a vice president with Computer Sciences Corporation, a McLean, Virginia based technology products, systems and services company, where he is responsible for systems integration and related technical services. From 1998 to 1999, Mr. Rogers was a senior vice president of CACI, Inc., a Washington, D.C. based information technology company. From October 1999 to April 2000, for approximately six months, Mr. Rogers was Director-Sales of Advanced Communication Systems, Inc., a Washington, D.C. based information technology company. Since April 2000, Mr. Rogers has been vice president of business development for Science Applications International Corporation, a high technology products and professional services public corporation. Since January 1997, Mr. Rogers has been instrumental in the ZeroPlus.com's organization and development. Mr. Rogers holds a B.A. degree from West Virginia University.

    WILLIAM L. HOOTON, 49, has been a director since January 1996. Mr. Hooton has substantial experience in the management, design, operation, marketing and sales of image conversion systems, electronic imaging system integration, data automation and high performance data storage subsystems. From 1990 to 1993, Mr. Hooton was vice president of operations and technical and business development of the Electronic Information Systems Group of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1993 to 1998, Mr. Hooton was president and chief executive officer of Q Corp., a Washington, D.C. metropolitan area high technology consulting firm specializing in digital imaging systems and other complex imagery in media. In September 1998,

Mr. Hooton became chief executive officer of Tower Software Corporation, a Northern Virginia based digital imaging software company. Since January 1996, Mr. Hooton has been a director of ZeroPlus.com and has been instrumental in its organization and development. Mr. Hooton holds a B.B.A. degree from the University of Texas.

    CLIVE G. WHITTENBURY, Ph.D., 66, has been a director since June 1996.
Dr. Whittenbury has substantial senior management, operations and technical advisory experience. From 1972 to 1979, Dr. Whittenbury was a senior vice president and, from 1976 to 1986, a director of Science Applications International Corporation ("SAIC"), a La Jolla, California based major international systems engineering firm with current annual revenues of approximately $4.7 billion. Since 1979, Dr. Whittenbury has been a director of the Erickson Group, Inc., a major international diversified products firm.
Dr. Whittenbury is a member of the International Advisory Board for the British Columbia Advanced Systems Institute, which manages commercialization programs in technology at the three major Vancouver/Victoria universities, a member of the Advisory Board of Compass Technology Partners, an investment fund, and is chairman of the Advisory Board (Laser Directorate) for the Lawrence Livermore National Laboratory. Dr. Whittenbury has also served as a technical advisor to three U.S. Congressional Committees, the Grace Commission and numerous major U.S. and foreign companies. Since June 1996, Dr. Whittenbury has been instrumental in ZeroPlus.com's organization and development. Dr. Whittenbury holds a B.S. degree (physics) from Manchester University (England) and a Ph.D. degree (aeronautical engineering) from the University of Illinois.

    MICHAEL A. VIREN, Ph.D, 58, has been a director since December 1999.
Dr. Viren has over 35 years of experience as an engineer, economist and executive in the electric utilities and telecommunications industries. From 1991 to 1998, Dr. Viren served as the Director of Product Development, Vice President of Product Development and Information Services and Senior Vice President of Engineering, IS and Strategic Planning for Intermedia Communications, Inc., an interexchange and internet company located in Florida. In 1998, Dr. Viren, along with several Intermedia employees, founded 2nd Century Communications, a telecommunications service provider located in Tampa, Florida. In July 1999, Dr. Viren resigned from his position with 2nd Century, though he currently serves on its board of directors. Since August 1999, Mr. Viren has been president of Intellysis Capital Advisors, a venture capital firm located in Florida. Dr. Viren received a Bachelor of Science in Mechanical Engineering from California State University, Long Beach and a Ph.D. in Economics from the University of Kansas in December 1970.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports and changes in ownership of such securities with ZeroPlus.com and with the Securities and Exchange Commission. The following information is based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities and Exchange Act of 1934, as amended, and other information provided to us, with respect to our most recent fiscal year, to the best of our knowledge and information.

    David W. Wells, a former executive officer, sold certain of his shares of common stock on April 15, 16 and 20, 1999, but did not file a Form 4 reflecting those sales until June 29, 1999.

    Michael A. Viren was elected to the Board of Directors on December 20, 1999, but did not file a Form 3 reflecting that election until March 3, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain compensation information for the fiscal years ended March 31, 1998, 1999 and 2000 with regard to the Chief Executive Officer and the Chief Financial Officer (the "Named Officers"). There were no other executive officers (as determined at March 31, 2000) whose annual salary and bonus for the fiscal year ended on that date was at least $100,000.

SUMMARY COMPENSATION TABLE

                                                                                          OTHER        SECURITIES
                                                                                         ANNUAL        UNDERLYING
NAME OF INDIVIDUAL         POSITION WITH COMPANY      YEAR      SALARY     BONUS     COMPENSATION(1)    OPTIONS
------------------        ------------------------  --------   --------   --------   ---------------   ----------
Robert A. Veschi........  President, Chief            2000     175,000    175,000(2)         --          150,000
                          Executive Officer,          1999     175,000    190,000(2)         --          200,000
                            Director                  1998     175,000     87,500            --

Donald J. Shoff.........  Vice President, Finance,    2000     130,000     25,000            --           25,000
                            Chief Financial           1999     125.329     16,500            --           72,750
                            Officer and Secretary     1998      95,512         --            --               --

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

(2) In the fiscal year ended March 31, 2000, Mr. Veschi received a discretionary bonus in December 1999 and a contractual bonus in March 2000, both for $87,500 and in the fiscal year ended March 31, 1999, Mr. Veschi's contractual bonuses for the fiscal years ending March 31, 1999 and 1998 were paid in the same year.

DIRECTOR COMPENSATION

    Our directors, with the exception of Mr. Veschi and Mr. Shoff, are entitled to annual remuneration of $24,000 pursuant to oral agreements. Mr. Viren has chosen to receive his annual remuneration in the form of options to purchase 7,000 shares of our common stock. In addition, General Short receives $1,000 per month under a consulting services agreement for his additional specific business services on our behalf.

    Each outside director is also entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information related to the options granted to the Named Officers during the fiscal year ended March 31, 2000.

                                           NUMBER OF     PERCENT OF
                                           SECURITIES   TOTAL OPTIONS
                                           UNDERLYING    GRANTED TO
                                            OPTIONS     EMPLOYEES IN    EXERCISE
NAME                                        GRANTED      FISCAL YEAR     PRICE      EXPIRATION DATE
----                                       ----------   -------------   --------   -----------------
Robert A. Veschi.........................   150,000(1)       33%        $4.9079    December 11, 2007
Donald J. Shoff..........................    25,000(2)        6%        $4.5346    October 1, 2007

------------------------

(1) Options vest equally over three years from grant date.

(2) Options vest equally over three years from grant date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
  VALUES

    The following table sets for the certain information related to option exercises by the Named Officers during the fiscal year ended March 31, 2000 and the value of their unexercised options at March 31, 2000:

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 SHARES                    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                               ACQUIRED ON    VALUE     OPTIONS AT FISCAL YEAR END(#)     AT FISCAL YEAR END($)
NAME                            EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                           -----------   --------   -----------------------------   -------------------------
Robert A. Veschi.............       --         $ --            133,334/216,666               $332,495/930,060(1)
Donald J. Shoff..............       --           --              72,750/25,000               $426,497/136,635(1)

------------------------

(1) The closing price of ZeroPlus.com's common stock on March 31, 2000, as reported on the Nasdaq SmallCap Market, was $10.0000 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding ZeroPlus.com's common stock owned as of June 16, 2000 by (i) each person who is known by us to own beneficially more than five percent of our common stock; (ii) each of our directors; (iii) each Named Officer; and (iv) all executive officers and directors as a group. With regard to five percent beneficial owners who are not either a director or an officer, the information set forth below reflects the most recent reliable information available to us. Unless otherwise indicated and subject to applicable community property and similar statutes, insofar as is known by us, all persons listed below have sole voting and investment power over all shares of common stock beneficially owned. Share ownership has been computed in accordance with the Securities and Exchange Commission rules and does not necessarily indicate beneficial ownership for any other purpose.

                                                                   NUMBER
NAME AND ADDRESS                      POSITION WITH COMPANY       OF SHARES   PERCENTAGE OF SHARES
----------------                 -------------------------------  ---------   --------------------
Alonzo E. Short, Jr., Lt. Gen.,
  USA (ret.) (1)...............  Chairman of the Board              100,000           1.26
Robert A. Veschi (2)...........  President, Chief Executive
                                 Officer, Director                1,508,334          17.90
Donald J. Shoff (3)............  Vice President, Chief Financial
                                 Officer, Secretary and Director    122,750           1.23
William L. Hooton (4)..........  Director                            60,000            .78
Clive W. Whittenbury, Ph.D.
  (5)..........................  Director                            60,000            .78
William W. Rogers, Jr. (6).....  Director                            20,000            .24
Michael A. Viren, Ph.D. (7)....  Director                               -0-            -0-
Broadwing Inc. (8).............  Stockholder                      1,888,653          18.06
All Executive Officers and
  Directors as a Group (7
  persons) (9).................                                   1,871,084          17.48

------------------------

(1) c/o Lockheed Martin, 5203 Leesburg Pike, Suite 1501, Falls Church, Virginia 22041. Includes vested options to purchase 10,000 shares of common stock.

(2) c/o ZeroPlus.com, Inc., 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Includes vested options to purchase 133,334 shares of common stock.

(3) c/o ZeroPlus.com, Inc., 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Includes vested options to purchase 72,750 shares of common stock.

(4) 11490 Commerce Park Dr., Suite 120, Reston, Virginia 20191. Includes vested options to purchase 10,000 shares of common stock.

(5) 511 Trinity Avenue, Yuba City, California 95991. Includes vested options to purchase 10,000 shares of common stock.

(6) c/o SAIC, 7990 Science Applications Court, Vienna, Virginia 22183. Includes vested options to purchase 10,000 shares of common stock.

(7) 505 South River Hills Drive, Temple Terrace, Florida 33617. Includes vested options to purchase -0- (zero) shares of common stock.

(8) 201 East Fourth Street, Cincinnati, Ohio 45202.

(9) Includes vested options to purchase 246,084 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We rent an aircraft for business purposes from an entity owned by Robert A. Veschi, our President and Chief Executive Officer. For the years ended
March 31, 2000 and 1998, the Company paid $187,519 and $199,060, respectively, for the rental of the aircraft.

    On April 16, 1997, we entered into a consulting agreement with Alonzo E. Short, Jr., Lt. Gen., USA (ret.), the Chairman of the Board, to provide services for a fixed monthly amount of $1,000. The amounts paid to him under that agreement totaled $12,000 for each of the fiscal years ending March 31, 2000 and 1999.

    The Company entered into a consulting agreement with Robert L. Veshi, the father of our President, Robert A. Veschi, to provide services at rate of $150 per hour payable 50% cash and 50% stock options with valuation based on current market price. For each of the years ended March 31, 2000 and 1999, the Company paid $23,986 and $0, respectively under the consulting agreement. In addition, the Company issued 3,491 stock options per the agreement.

    All ongoing and future transactions between ZeroPlus.com and any affiliates will be entered into on terms at least as favorable as could be obtained from unaffiliated, independent third parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    A. Exhibits.

EXH. NO.                                        DESCRIPTION
--------                ------------------------------------------------------------
          3.0           Restated Certificate of Incorporation, filed December 18,
                        1998. (3)

          3.1           Restated By-laws. (3)

          4.0           Specimen Copy of Common Stock Certificate. (1)

          4.1           Form of Warrant Certificate. (1)

          4.2           Form of Representative's Warrant Agreement. (1)

          4.3           Form of Warrant Agreement. (1)

         10.0           Employment Agreement, Robert A. Veschi, dated April 1, 1996
                        (management contract or compensatory plan or arrangement).
                        (1)

         10.1           United States Patent, Notice of Allowance, dated January 23,
                        1996. (1)

         10.2           Assignment of Patent Rights, dated March 22, 1996. (1)

         10.3           1997 Nonqualified Stock Option Plan (management contract or compensatory plan or arrangement). (2)

         10.4           Registration Rights Agreement dated as of April 8, 1998 with the purchaser signatories thereto. (3)

         10.5           Consulting Agreement dated as of April 16, 1997, with Gen.
                        Alonzo Short (management contract or compensatory plan or arrangement). (4)

         10.6 1998 Stock Compensation Plan (management contract or compensatory plan or arrangement). (4)

         10.7           Revenue Sharing, Service Development and Joint Marketing
                        Alliance Agreement (the "Backbone Agreement") dated
                        September 15, 1999 with IXC Communication Services,
                        Inc. (5)

         10.8           Amendment to the Backbone Agreement dated December 7, 1999.
                        (6)

         10.9           Letter Agreement dated December 200, 1999 with Broadwing,
                        Inc. (6)

        10.10 1999 Stock Compensation Plan (management contract or compensatory plan or arrangement). (6)

        10.11           Internet Protocol Telephone Service Participation Agreement
                        dated May 23, 2000 with Priceline Long Distance, LLC.
                        (portions omitted pursuant to a request for confidential
                        treatment) (7)

         11.0           Computation of Per Share Loss. (7)

         21.0           Subsidiaries. (7)

         23.0           Consent of Grant Thornton LLP. (7)

------------------------

(1) Incorporated by reference from ZeroPlus.com's Registration Statement on Form SB-2, Registration No. 333-3860, as amended and declared effective on April 7, 1997 (the "IPO Registration Statement").

(2) Incorporated by reference from Post-Effective Amendment No. 1 to the IPO Registration Statement, as declared effective on May 8, 1999.

(3) Incorporated by reference from Post-Effective Amendment No. 1 to ZeroPlus.com's Registration Statement on Form SB-2, Registration
    No. 333-58109, as amended through Post-Effective Amendment No. 3 thereto and declared effective on January 27, 1999.

(4) Incorporated by reference from ZeroPlus.com's Annual Report on Form 10-KSB for the period ended March 31, 1999.

(5) Incorporated by reference from ZeroPlus.com's Quarterly Report on Form 10-QSB for the period ended September 30, 1999.

(6) Incorporated by reference from ZeroPlus.com's Quarterly Report on Form 10-QSB for the period ended December 31, 1999.

(7) Filed herewith.

    B. Reports on Form 8-K.

    During the last quarter of our fiscal year ended March 31, 2000, we filed the following reports on Form 8-K:

DATE OF REPORT                         ITEM REPORTED
-----------------------------  -----------------------------
February 17, 2000............  Item 5--Other Events
February 8, 2000.............  Item 5--Other Events

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ZEROPLUS.COM, INC.
JUNE 29, 2000

                                                       By:             /s/ DONALD J. SHOFF
                                                            -----------------------------------------
                                                                         Donald J. Shoff
                                                             VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                          AND SECRETARY

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           NAME                                         TITLE                 DATE
                           ----                                         -----                 ----
      /s/ ALONZO E. SHORT, JR., LT. GEN., USA (RET.)
     ------------------------------------------------        Chairman of the Board        June 29, 2000
        Alonzo E. Short, Jr., Lt. Gen., USA (ret.)

                   /s/ ROBERT A. VESCHI
     ------------------------------------------------        President, Chief Executive   June 29, 2000
                     Robert A. Veschi                          Officer, Director

                                                             Vice President, Chief
                    /s/ DONALD J. SHOFF                        Financial Officer,
     ------------------------------------------------          Secretary and Director     June 29, 2000
                      Donald J. Shoff                          (Principal Accounting
                                                               Officer)

                   /s/ WILLIAM L. HOOTON
     ------------------------------------------------        Director                     June 29, 2000
                     William L. Hooton

               /s/ CLIVE WHITTENBURY, PH.D.
     ------------------------------------------------        Director                     June 29, 2000
                 Clive Whittenbury, Ph.D.

                /s/ WILLIAM W. ROGERS, JR.
     ------------------------------------------------        Director                     June 29, 2000
                  William W. Rogers, Jr.

                /s/ MICHAEL A. VIREN, PH.D.
     ------------------------------------------------        Director                     June 29, 2000
                  Michael A. Viren, Ph.D.

                                 EXHIBIT INDEX

        EXH.
         NO.            DESCRIPTION
---------------------   -----------
10.11                   Internet Protocol Telephone Service Participation Agreement
                        dated May 23, 2000 with Priceline Long Distance, LLC
                        (portions omitted pursuant to a request for confidential
                        treatment).

11.0                    Computation of Per Share Loss.

21.0                    Subsidiaries.

23.0                    Consent of Grant Thornton LLP.