Form 10QSB
period 2000-06-30
ZEROPLUS COM INC
filed 2000-08-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-20865

                               ZeroPlus.com, Inc.
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

                                 YES   X     NO
                                     ----        ----

      The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of August 2, 2000 was 10,463,974.

           Transitional small business disclosure format (check one):

                                 YES         NO   X
                                     ----        ----

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                          Page
Item 1. Consolidated Financial Statements (Unaudited)

         Accountants' Review Report......................................................................  3

         Consolidated Balance Sheets as of June 30 and March 31, 2000....................................  4

         Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999.........  5

         Consolidated Statements of Cash Flows for the three months ended June 30, 2000 and 1999.........  6

         Consolidated Statements of Stockholders' Equity as of June 30, 2000.............................  7

         Notes to Consolidated Financial Statements......................................................  8

Item 2. Management's Discussion and Analysis Or Plan of Operations.......................................  9


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................ 12

Signatures............................................................................................... 13


Board of Directors
ZeroPlus.com, Inc.

We have reviewed the accompanying consolidated balance sheet of ZeroPlus.com, Inc. (a Delaware Corporation) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated May 25, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of March 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                  Grant Thornton LLP


Vienna, Virginia
August 2, 2000

                               ZEROPLUS.COM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                  JUNE 30, 2000   MARCH 31, 2000
                                                                  ------------     ------------
                                                                   (UNAUDITED)       (AUDITED)


CURRENT ASSETS
    Cash and cash equivalents                                     $  2,777,908     $  3,497,936
    Short-term investments                                           4,959,123        6,296,637
    Accounts receivable                                                135,668           55,308
    Prepaid expenses and other                                         436,057          191,414
                                                                  ------------     ------------

TOTAL CURRENT ASSETS                                                 8,308,756       10,041,295

DEPOSITS AND OTHER ASSETS                                               36,835           37,947

INVESTMENTS                                                             10,000          993,750

PROPERTY AND EQUIPMENT, NET                                            840,922          695,169
                                                                  ------------     ------------
                                                                  $  9,196,513     $ 11,768,161
                                                                  ------------     ------------
                                                                  ------------     ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade                                       $    584,499     $    494,679
    Notes Payable, current                                              32,850           31,884
    Accrued liabilities                                                928,101          943,587
                                                                  ------------     ------------

TOTAL CURRENT LIABILITIES                                            1,545,450        1,470,150

LONG TERM DEBT                                                         143,353          151,937
                                                                  ------------     ------------
TOTAL LIABILITIES                                                    1,688,803        1,622,087

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
      Authorized, 10,463,974 and 10,459,307 shares outstanding
      at June 30 and March 31, 2000, respectively                      104,640          104,593
    Treasury Stock                                                     (10,500)         (10,500)
    Additional paid-in capital                                      40,859,798       40,835,830
    Retained deficit                                               (33,446,228)     (30,783,849)
                                                                  ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                           7,507,710       10,146,074
                                                                  ------------     ------------
                                                                  $  9,196,513     $ 11,768,161
                                                                  ------------     ------------
                                                                  ------------     ------------



The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                               THREE MONTHS ENDED


                                                                      JUNE 30
                                                           -----------------------------
                                                               2000             1999
                                                           ------------     ------------
SALES
   Products                                                $       --       $      1,843
   Services                                                     102,051          155,861
                                                           ------------     ------------
Total sales                                                     102,051          157,704

COST OF PRODUCT SOLD AND SERVICE PROVIDED
   Products                                                        --                584
   Inventory writedown                                             --            575,078
   Services                                                     143,024           97,739
                                                           ------------     ------------
Total cost of product sold and service provided                 143,024          673,401

GROSS PROFIT (LOSS)                                             (40,973)        (515,697)

OPERATING EXPENSES
   General and administrative                                   793,643        1,287,716
   Selling and marketing                                      1,528,273          243,995
   Restructuring costs                                             --          1,134,922
   Research and development                                     380,752          390,574
                                                           ------------     ------------

LOSS FROM OPERATIONS                                         (2,743,641)      (3,572,904)

OTHER INCOME (EXPENSE)
  Other expenses                                                (52,027)         (47,225)
  Interest income                                               133,289           57,859
                                                           ------------     ------------

LOSS BEFORE INCOME TAXES                                     (2,662,379)      (3,562,270)

INCOME TAX PROVISION                                               --               --
                                                           ------------     ------------

NET LOSS                                                   $ (2,662,379)    $ (3,562,270)
                                                           ------------     ------------
                                                           ------------     ------------

LOSS PER SHARE-BASIC AND DILUTED                           $       (.25)    $       (.43)
                                                           ------------     ------------
                                                           ------------     ------------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED      10,461,186        8,269,640



The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                                         JUNE 30
                                                                               ---------------------------
                                                                                  2000            1999
                                                                               -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $(2,662,379)    $(3,562,270)
    Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization                                                 98,502         164,033
      Stock-based compensation                                                       3,581          13,822
    Non-Cash Restructuring Costs                                                      --         1,710,000
      (Increase) Decrease in accounts receivable                                   (80,360)        241,720
      Decrease in inventory                                                           --             8,556
      (Decrease) Increase in prepaid expenses, deposits and other assets          (243,531)          3,090
      Increase (Decrease) in accounts payable and accrued liabilities               66,716        (191,055)
                                                                               -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                           (2,817,471)     (1,612,104)
                                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                          (244,255)       (152,137)
    Proceeds received from short term securities at maturity                     2,331,264       1,843,376
    Investment in long term instruments                                            (10,000)           --
                                                                               -----------     -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              2,077,009       1,691,239
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                      20,434         165,512
    Payments of common stock subscriptions receivable                                 --                23
                                                                               -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           20,434         165,535
                                                                               -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (720,028)        244,670

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,497,936       1,760,627
                                                                               -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 2,777,908     $ 2,005,297
                                                                               -----------     -----------
                                                                               -----------     -----------

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                          $      --       $      --
                                                                               -----------     -----------
                                                                               -----------     -----------

    Interest Paid                                                              $      --       $      --
                                                                               -----------     -----------
                                                                               -----------     -----------



The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)



                                    Common Stock
                                  ----------------
                                                            Additional                                            Total
                               No. of                        Paid in         Treasury          Retained       Stockholders
                               Shares          Amount         Capital           Stock           Deficit           Equity
                            ------------    ------------    ------------     ------------     ------------    ------------
BALANCE, MARCH 31, 2000       10,459,307    $    104,593    $ 40,835,830    $    (10,500)    $(30,783,849)    $ 10,146,074

Issuance of common stock
  Associated with:
  Stock Option exercises           4,667              47          20,387              --               --           20,434

Stock-based compensation              --              --           3,581              --               --            3,581

Net loss                              --              --              --              --       (2,662,379)      (2,662,379)
                            ------------    ------------    ------------     ------------     ------------    ------------
BALANCE, JUNE 30, 2000        10,463,974    $    104,640    $ 40,859,798    $    (10,500)    $(33,446,228)    $  7,507,710
                            ------------    ------------    ------------     ------------     ------------    ------------
                            ------------    ------------    ------------     ------------     ------------    ------------


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of ZeroPlus.com, Inc. (the "Company"), which was incorporated in January 1995 and its wholly-owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

NOTE B--DEBT FACILITY

         On June 25, 1999, the Company signed a two year promissory note for a $1,000,000 line of credit facility that is secured by investments, receivables and fixed assets of the Company. As of June 30, 2000, the Company has not drawn on the line. The debt facility expires on May 31, 2001.

NOTE C--NON-QUALIFIED STOCK OPTION PLAN

         At June 30, 2000, the Company had three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 (APB 25) and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $3,581 for the three months ended June 30, 2000. All options granted to employees are non-compensatory for financial statement purposes, under the provisions of APB 25 and related interpretations.

NOTE D--INCOME TAXES

         The Company has generated net operating losses since its inception. At June 30, 2000, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE E--CONCENTRATION

         Approximately 98% of the Company's accounts receivable balance at June 30, 2000 were from one customer, and approximately 98% of the Company's sales for the three months ended June 30, 2000, were from one customer.

NOTE F--COMMITMENTS

         The Company has entered into agreements with various Internet-related firms, whereby the Company pays a fixed scheduled payment over time in return for online advertising. Expense is recognized for these programs in the period in which the advertising is performed. At June 30, approximate future advertising commitments are as follows:

Year ending March 31,

2001 (9 months) .........................................     $541,833
2002.....................................................     $500,000
2003.....................................................     $500,000



Payments made for the three month period ended June 30, 2000 totalled $ 926,166. Expense recognized in the three month period ended June 30, 2000 was approximately $822,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in the our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

RESULTS OF OPERATIONS

NET SALES

         Sales for the first quarter ended June 30, 2000 were approximately $102,100, a decrease of 35% over the approximately $157,700 recorded for the corresponding quarter of 1999. The revenue decrease was due to a shift in focus from sales of our Telecom 2000 products to our business model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks. Through the end of the first quarter ended June 30, 2000, we have recorded minimal sales from this strategy. The services sales for the quarter ended June 30, 2000, were primarily from one customer.

GROSS PROFIT

         Gross profits for the first quarter ended June 30, 2000 were approximately ($41,000), compared to the approximately ($515,700) for the corresponding quarter of 1999. The negative gross profit for the quarter ended June 30, 2000 was due primarily to infrastructure costs associated with our network buildout and increased customer support costs as we expand our user base. For the prior year's corresponding quarter, the negative gross profit was attributed to an inventory writedown as part of our restructuring efforts, which refocuses the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks.

OPERATING EXPENSES

         Selling and marketing expenses for the first quarter ended June 30, 2000, were approximately $1,528,300, an increase of 526% over the approximately $244,000 recorded for the corresponding quarter of 1999. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs and marketing alliances as we build the ZeroPlus.com brand and aggressively market ZeroPlus.com services.

         General and administrative expenses for the first quarter ended June 30, 2000, were approximately $793,600, a decrease of 38% over the approximately $1,287,700 recorded for the corresponding quarter of 1999. Personnel related expenses associated with the restructuring of the Company in fiscal 2000 primarily accounted for the higher level of general and administrative expenses in the quarter ended June 30, 1999 as compared to June 30, 2000.

         During the quarter ended June 30, 1999, we recorded a restructuring charge of approximately $1,710,000, which included a provision for reductions in the carrying value of accounts receivable of $317,000, inventory of $575,000 (charged to cost of products sold and services provided in the accompanying financial statements), capitalized software of $400,000 and the accrual of expenses of $418,000 related our exit from network gateway equipment activities. The restructuring effort, a refinement of our previously announced "niche" strategy, refocused the Company's operating model based on a comprehensive strategy of making voice and telephony functions easily available at common entry points to digital data networks.

         Research & development expenses for the first quarter ended June 30, 2000, were approximately $380,800, a 3% decrease over the approximately $390,600 recorded for the corresponding quarter of 1999. The slight decrease in expenditures for research and development is due to a reduction in consulting fees incurred in the current year's quarter.

OTHER INCOME (EXPENSE)

         In the first quarter ended June 30, 2000, the Company's other income and expenses included interest income of approximately $133,300, which increased over the approximately $57,900 for the corresponding quarter in 1999 as the result of increased cash balances invested in short-term securities.

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

SEASONALITY

         Based our experience to date, we believe that our future operating results may be subject to quarterly variations based on a variety of factors, but seasonal changes in the weather should have little or no effect.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended June 30, 2000, we used approximately $(2,817,500) in cash flows from operating activities, compared to approximately $(1,612,100) for the corresponding period of 1999.

         Cash provided by investing activities totalled approximately $2,077,000 for the three months ended June 30, 2000 as compared to approximately $1,691,200 provided by investing activities for the corresponding period of 1999. The main component of that investing activity was the redemption of short-term securities of approximately $2,331,300, as well as continued expenditures for equipment of approximately $244,000, the majority of which related to the refinement of our operating model described above.

         Cash provided by financing activities totalled approximately $20,400 compared to approximately $165,500 for the corresponding period in 1999. These amounts were the result of stock option exercises. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the three months ended June 30, 2000.

         We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds of Broadwing Inc.'s 1999 investment, our 1998 private placement, warrant exercises, our line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing. While to date we have not arranged to obtain additional capital to meet possible future cash requirements, we recognize that we may need to do so in the future. We can give no assurance that unforeseen events may not require more working capital than we currently have at our disposal, or that we will be able to obtain financing from additional sources.

FUTURE OPERATING RESULTS

         The preceding paragraphs and the following discussion include forward-looking statements regarding our future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in our most recent Annual Report on Form 10-KSB, as amended, under Part I, Item 1, "Forward Looking and Cautionary Statements" and Part II, Item 6, under "Risk Factors", as well as the following statements.

         We intend to continue to enhance and expand product and service offerings in order to maintain our competitive position and meet the increasing demands for service quality, capacity and competitive pricing. Also, the introduction of new products and services will require significant marketing and promotional expenses that we may incur before we begin to receive the related revenue. However, we believe that the value and sales potential of our ZeroPlus.com product line outweighs the risk of continued operating losses.

         We believe that our revenues will grow as we continue to deliver new ZeroPlus.com products that make voice and telephony functions easily available at common entry points to digital data networks. Our business strategy is to expand our revenues to include significant fees from selling fee-based ZeroPlus.com consumer services (including fees for PC-to-phone, phone-to-PC and phone-to-phone calls, as well as fees for enhanced services) and e-commerce services and the sale of Internet advertising. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently our revenues are primarily generated from telecommunications services not associated with Internet telephony. Those services for one customer generated approximately 98% of our total revenues in the first quarter ended June 30, 2000.

         We do not expect revenue growth to occur ratably in the near term. Revenue growth, if any, in fiscal 2001 will depend to a large extent on the timing and success of the various marketing alliances and new product development and acceptance.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit           Description

         None

(b) Since the end of its most recent fiscal year on March 31, 2000, ZeroPlus.com, Inc. has filed the following reports on Form 8-K:


         Date of Report             Item Reported
         August 14, 2000            Item 5 - Other Events
         August 2, 2000             Item 5 - Other Events
         July 6, 2000               Item 5 - Other Events
         May 26, 2000               Item 5 - Other Events


                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ZeroPlus.com, Inc.
                                  (Registrant)

DATE:  August 14, 2000            /s/ Donald J. Shoff
                                  ----------------------------------
                                  Donald J. Shoff
                                  Vice President and Chief Financial Officer
                                  (Duly Authorized Officer and Principal
                                  Financial Officer)