Form 10QSB
period 2000-09-30
ZEROPLUS COM INC
filed 2000-11-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2000

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

                                   YES /X/ NO / /

    The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of November 7, 2000 was 10,320,089.

           Transitional small business disclosure format (check one):
                                 Yes / / No /X /

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                                    Page

Item 1. Consolidated Financial Statements (Unaudited)


         Accountants' Review Report.............................................................................      3

         Consolidated Balance Sheets as of September 30 and March 31, 2000......................................      4

         Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999...........      5

         Consolidated Statements of Operations for the six months ended September 30, 2000 and 1999.............      6

         Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 1999.............      7

         Consolidated Statements of Stockholders' Equity as of September 30, 2000...............................      8

         Notes to Consolidated Financial Statements.............................................................      9

Item 2. Management's Discussion and Analysis Or Plan of Operations..............................................     10




                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K........................................................................     14

Signatures......................................................................................................     15

Board of Directors
ZeroPlus.com, Inc.


We have reviewed the accompanying consolidated balance sheet of ZeroPlus.com, Inc. (a Delaware Corporation) as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three and six-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                        Grant Thornton LLP

Vienna, Virginia
November 7, 2000

                               ZEROPLUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                              SEPTEMBER 30, 2000  MARCH 31, 2000
                                                              ------------------  --------------
                                                                  (UNAUDITED)      (AUDITED)
CURRENT ASSETS
    Cash and cash equivalents ................................   $  1,370,216    $  3,497,936
    Short-term investments ...................................      3,183,977       6,296,637
    Accounts receivable ......................................         98,235          55,308
    Prepaid expenses and other ...............................        377,160         191,414
                                                                 ------------    ------------

TOTAL CURRENT ASSETS .........................................      5,029,588      10,041,295

DEPOSITS AND OTHER ASSETS ....................................         36,835          37,947

INVESTMENTS ..................................................         10,000         993,750

PROPERTY AND EQUIPMENT, NET ..................................      1,317,611         695,169
                                                                 ------------    ------------


TOTAL ASSETS .................................................   $  6,394,034    $ 11,768,161
                                                                 ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade ..................................   $    428,835    $    494,679
    Notes Payable, current ...................................         33,845          31,884
    Accrued liabilities ......................................        771,675         943,587
                                                                 ------------    ------------

TOTAL CURRENT LIABILITIES ....................................      1,234,355       1,470,150

LONG TERM DEBT ...............................................        134,510         151,937
                                                                 ------------    ------------

TOTAL LIABILITIES ............................................      1,368,865       1,622,087

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
      Authorized, 10,463,974 and 10,459,307 shares issued,
      10,320,809 and 10,459,307 shares outstanding
      at September 30 and March 31, 2000, respectively .......        104,640         104,593
    Treasury Stock ...........................................       (305,779)        (10,500)
    Additional paid-in capital ...............................     40,863,610      40,835,830
    Retained deficit .........................................    (35,637,302)    (30,783,849)
                                                                 ------------    ------------

TOTAL STOCKHOLDERS' EQUITY ...................................      5,025,169      10,146,074
                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $  6,394,034    $ 11,768,161
                                                                 ============    ============


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                 SEPTEMBER 30
                                                        --------------------------------
                                                             2000              1999
                                                        ----------------  --------------
SALES
    Products ..........................................   $       --      $      1,416
    Services ..........................................        102,803         117,044
                                                          ------------    ------------
Total sales ...........................................        102,803         118,460

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products...........................................           --            --
    Services ..........................................        150,675         102,141
                                                          ------------    ------------
Total cost of product sold and service provided .......        150,675         102,141

GROSS PROFIT (LOSS) ...................................        (47,872)         16,319

OPERATING EXPENSES
    General and administrative ........................        860,484       1,133,440
    Selling and marketing .............................        956,308         329,068
    Restructuring costs................................           --            --
    Research and development ..........................        369,128         503,810
                                                          ------------    ------------

LOSS FROM OPERATIONS ..................................     (2,233,792)     (1,949,999)

OTHER INCOME (EXPENSE)
    Other expenses ....................................        (53,464)        (57,605)
    Interest income ...................................         96,182          46,157
                                                          ------------    ------------

LOSS BEFORE INCOME TAXES ..............................     (2,191,074)     (1,961,447)

INCOME TAX PROVISION ..................................           --              --
                                                          ------------    ------------

NET LOSS ..............................................   $ (2,191,074)   $ (1,961,447)
                                                          ============    ============

LOSS PER SHARE-BASIC AND DILUTED ......................   $       (.21)   $       (.23)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     10,386,167       8,352,753


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                SIX MONTHS ENDED


                                                                 September 30
                                                          ----------------------------
                                                               2000           1999
                                                          ------------    ------------
SALES
    Products ..........................................   $       --      $      3,259
    Services ..........................................        204,854         272,905
                                                          ------------    ------------
Total sales ...........................................        204,854         276,164

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products ..........................................           --               584
    Inventory writedown ...............................           --           575,078
    Services ..........................................        293,699         199,880
                                                          ------------    ------------
Total cost of product sold and service provided .......        293,699         775,542

GROSS PROFIT (LOSS) ...................................        (88,845)       (499,378)

OPERATING EXPENSES
    General and administrative ........................      1,654,127       2,421,156
    Selling and marketing .............................      2,484,581         573,063
    Restructuring costs ...............................           --         1,134,922
    Research and development ..........................        749,880         894,384
                                                          ------------    ------------

LOSS FROM OPERATIONS ..................................     (4,977,433)     (5,522,903)

OTHER INCOME (EXPENSE)
    Other expenses ....................................       (105,491)       (104,830)
    Interest income ...................................        229,471         104,016
                                                          ------------    ------------

LOSS BEFORE INCOME TAXES ..............................     (4,853,453)     (5,523,717)

INCOME TAX PROVISION ..................................           --              --
                                                          ------------    ------------

NET LOSS ..............................................   $ (4,853,453)   $ (5,523,717)
                                                          ============    ============

LOSS PER SHARE - BASIC AND DILUTED ....................   $       (.47)   $       (.66)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     10,423,472       8,325,470



The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                SIX MONTHS ENDED


                                                                                     SEPTEMBER 30
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             -------------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ..............................................................   $(4,853,453)   $(5,523,717)
    Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization .......................................       190,937        236,306
      Loss on retirement of fixed assets ..................................         --            12,700
      Stock-based compensation ............................................         7,393         34,902
      Restructuring costs paid ............................................         --           177,699
      Non-Cash Restructuring Costs ........................................         --         1,532,301
        (Increase) Decrease in accounts receivable ........................       (42,927)       322,621
        Decrease in inventory .............................................         --             8,556
        (Increase) Decrease in prepaid expenses, deposits and other assets       (184,634)        49,014
        (Decrease) in accounts payable and accrued liabilities ............      (253,222)      (219,958)
                                                                             -------------   -----------
NET CASH USED IN OPERATING ACTIVITIES .....................................    (5,135,906)    (3,369,576)
                                                                             -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ..................................................      (813,379)      (225,064)
    Proceeds received from sale of short term securities ..................     4,106,410      3,362,513
    Purchase of securities ................................................       (10,000)        --
                                                                              -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................     3,283,031      3,137,449
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock ............................        20,434        612,783
    Purchase of treasury stock ............................................      (295,279)       (10,500)
    Payments of common stock subscriptions receivable .....................            --             23
                                                                              -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......................      (274,845)       602,306
                                                                              -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................    (2,127,720)       370,179

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     3,497,936      1,760,627
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 1,370,216    $ 2,130,806
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid .....................................................   $      --      $      --
                                                                              ===========    ===========

    Interest Paid .........................................................   $      --      $      --
                                                                              ===========    ===========


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                  COMMON STOCK
                                  ------------
                                                           ADDITIONAL                                            TOTAL
                               NO. OF                        PAID IN         TREASURY          RETAINED      STOCKHOLDERS'
                               SHARES        AMOUNT          CAPITAL           STOCK           DEFICIT           EQUITY
                               ------        ------          -------           -----           -------           ------
BALANCE, MARCH 31, 2000       10,459,307   $    104,593     $ 40,835,830     $  (10,500)    $ (30,783,849)   $   10,146,074

Issuance of common stock
    Associated with:
    Stock Option exercises         4,667             47           20,387             --                --            20,434

Stock-based compensation             --              --            7,393             --                --             7,393

Purchase of treasury stock     (143,165)                                       (295,279)                           (295,279)

Net loss                             --               --              --             --        (4,853,453)       (4,853,453)
                              ----------   ------------     ------------   --------------   --------------       ----------

BALANCE, SEPTEMBER 30, 2000   10,320,809   $    104,640     $ 40,863,610   $    (305,779)   $  (35,637,302)     $ 5,025,169
                              ==========    ===========      ===========    ============     ==============      ==========

The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of ZeroPlus.com, Inc. (the "Company"), which was incorporated in January 1995, and its wholly-owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter and six months ended September 30, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

NOTE B--NEW ACCOUNTING PRONOUNCEMENT

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25". FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1. 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the Company's results of operations or its financial position.

NOTE C--PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, using a straight-line method over a three-year period. At September 30, 2000, property and equipment includes approximately $709,000 of network equipment not yet placed in service.

NOTE D--DEBT FACILITY

     On June 25, 1999, the Company signed a two year promissory note for a $1,000,000 line of credit facility that is secured by investments, receivables and fixed assets of the Company. As of September 30, 2000, the Company has not drawn on the line. The debt facility expires on May 31, 2001.

NOTE E--NON-QUALIFIED STOCK OPTION PLAN

     At September 30, 2000, the Company had three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 (APB 25) and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $7,393 for the six months ended September 30, 2000. All options granted to employees are non-compensatory for financial statement purposes, under the provisions of APB 25 and related interpretations.

NOTE F--INCOME TAXES

     The Company has generated net operating losses since its inception. At September 30, 2000, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE G--CONCENTRATION

     Approximately 99% of the Company's accounts receivable balance at September 30, 2000 were from one customer, and approximately 97% of the Company's sales for the six months ended September 30, 2000, were from one customer.

NOTE H--COMMITMENTS

     The Company has entered into agreements with various Internet-related firms, whereby the Company pays a fixed scheduled payment over time in return for online advertising. Expense is recognized for these programs in the period in which the advertising is performed. At September 30, 2000, approximate future advertising commitments are as follows:

Year ending March 31,
2001 (6 months) .........................................................................       $ 267,500
2002.....................................................................................       $ 500,000
2003.....................................................................................       $ 500,000

Expense recognized in the six month period ended September 30, 2000 was approximately $1,177,000.

     The Company has entered into agreements with various network service providers and communications firms to support its network capacity. These agreements may include a minimum commitment over the term of the contract. At September 30, 2000, approximate future minimum commitments for network capacity are as follows:

Year ending March 31,

2002..........................................................................................       $ 450,000
2003..........................................................................................       $ 540,000
2004..........................................................................................       $ 810,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

RESULTS OF OPERATIONS

SECOND QUARTER ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES

     Sales for the second quarter ended September 30, 2000 were approximately $102,800, a decrease of 13% over the approximately $118,500 recorded for the corresponding quarter of 1999. To date, we have recorded minimal revenues from our ZeroPlus.com services. The quarter to quarter decrease is attributed to a slight decrease in requirements from our existing billing services contract with a communications firm. The services sales for the quarter ended September 30, 2000, were primarily from one customer.

GROSS PROFIT

     Gross profits for the second quarter ended September 30, 2000 were approximately ($47,900), compared to the approximately $16,300 for the corresponding quarter of 1999. The negative gross profit for the quarter ended September 30, 2000 was due primarily to fixed infrastructure costs associated with our network buildout and increased customer support costs as we expand our customer base.

OPERATING EXPENSES

     Selling and marketing expenses for the second quarter ended September 30, 2000, were approximately $956,300, an increase of 191% over the approximately $329,100 recorded for the corresponding quarter of 1999. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs and marketing alliances as we build the ZeroPlus.com brand and more aggressively market ZeroPlus.com services. In addition, personnel costs have increased as we have expanded our marketing and business development team to support the advertising and alliances.

     General and administrative expenses for the second quarter ended September 30, 2000, were approximately $860,500, a decrease of 24% over the approximately $1,133,400 recorded for the corresponding quarter of 1999. The quarter ended September 30, 1999 included legal, management consulting, and accounting fees associated with our restructuring and repositioning, as detailed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

     Research & development expenses for the second quarter ended September 30, 2000, were approximately $369,100, a 27% decrease over the approximately $503,800 recorded for the corresponding quarter of 1999. The prior year's quarter included increased expenses associated with the testing of our ZeroPlus.com services in advance of the general market release.

OTHER INCOME (EXPENSE)

     In the second quarter ended September 30, 2000, the Company's other income and expenses included interest income of approximately $96,200, which increased over the approximately $46,200 for the corresponding quarter in 1999 as the result of increased cash balances invested in short-term securities.

SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES

     Sales for the six months ended September 30, 2000 were approximately $204,900, a decrease of 26% over the approximately $276,200 recorded for the corresponding period of 1999. To date, we have recorded minimal revenues from our ZeroPlus.com services. Revenues for the six month period ended September 30, 1999 included approximately $70,000 in sales of services related to our prior business model.

GROSS PROFIT

     Gross profits for the six month period ended September 30, 2000 were approximately ($88,800), compared to the approximately ($499,400) for the corresponding quarter of 1999. Cost of Product Sold for the six month period ended September 30, 1999 included a charge of approximately $575,100 for the inventory writedown associated with our restructuring effort. The negative gross profit for the period ended September 30, 2000 was due primarily to fixed infrastructure costs associated with our network buildout and increased customer support costs as we expand our customer base.

OPERATING EXPENSES

     Selling and marketing expenses for the six month period ended September 30, 2000, were approximately $2,484,600, an increase of 334% over the approximately $573,100 recorded for the corresponding period of 1999. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs and marketing alliances as we build the ZeroPlus.com brand and more aggressively market ZeroPlus.com services. In addition, personnel costs have increased as we have expanded our marketing and business development team to support the advertising and alliances.

     General and administrative expenses for the six month period ended September 30, 2000, were approximately $1,654,100, a decrease of 32% over the approximately $2,421,200 recorded for the corresponding period of 1999. The six month period ended September 30, 1999 included personnel, legal and management consulting costs associated with our restructuring and repositioning, as detailed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

     Research & development expenses for the six month period ended September 30, 2000, were approximately $749,900, a 16% decrease over the approximately $894,400 recorded for the corresponding period of 1999. The prior year included increased expenses associated with the testing of our ZeroPlus.com services in advance of the general market release.

OTHER INCOME (EXPENSE)

     In the six month period ended September 30, 2000, the Company's other income and expenses included interest income of approximately $229,500, which increased over the approximately $104,000 for the corresponding period in 1999 as the result of increased cash balances invested in short-term securities.

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


LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended September 30, 2000, we used approximately $(5,135,900) in cash flows from operating activities, compared to approximately $(3,369,600) for the corresponding period of 1999.

     Cash provided by investing activities totalled approximately $3,283,000 for the six months ended September 30, 2000 as compared to approximately $3,137,400 provided by investing activities for the corresponding period of 1999. The main component of the investing activity for the period ended September 30, 2000, was the redemption of short-term securities of approximately $4,106,400 and increased expenditures for equipment of approximately $813,400, the majority of which will support our continued network buildout.

     Cash used in financing activities during the six month period ended September 30, 2000 totalled approximately ($274,800), which consisted of a treasury stock purchase of $295,300. For the corresponding six month period in 1999, cash provided by financing activities was approximately $602,300, which consisted primarily of proceeds from the issuance of common stock in the amount of $612,800. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the six months ended September 30, 2000.

     We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds of Broadwing Inc.'s 1999 investment, our line of credit facility, and from internally generated funds. We presently have a line of credit, investments, and cash and cash equivalents on hand and believe that these will be sufficient to meet short-term cash requirements as needed. However, while operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing. While to date we have not arranged to obtain additional capital to meet possible future cash requirements, management is currently exploring financing alternatives to supplement the Company's cash position. We can give no assurance that unforeseen events may not require more working capital than we currently have at our disposal, or that we will be able to obtain financing from additional sources.


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

     We believe that our revenues will grow as we continue to deliver new ZeroPlus.com products that make voice and telephony functions easily available at common entry points to digital data networks. Our business strategy is to expand our revenues to include significant fees from selling fee-based ZeroPlus.com consumer services (including fees for PC-to-phone, phone-to-PC and phone-to-phone calls, as well as fees for enhanced services) and e-commerce services and the sale of Internet advertising. We can neither assure you that we will be able to do this or that this strategy will be profitable. Currently our revenues are primarily generated from telecommunications services not associated with Internet telephony. Those services for one customer generated approximately 97% of our total revenues in the second quarter ended September 30, 2000.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit           Description
         10.0            Broadwing Master Service Agreement dated September 28, 2000 by and between Broadwing
                         Communications Services Inc. and ZeroPlus.com, Inc.


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



                    ZeroPlus.com, Inc.
                       (Registrant)





DATE: November 14, 2000     /s/  Donald J. Shoff
                           ----------------------------------
                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Duly Authorized Officer and
                           Principal Financial Officer)