Form 10QSB
period 2000-12-31
ZEROPLUS COM INC
filed 2001-02-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For The Quarterly Period Ended December 31, 2000

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

                                  YES  X   NO
                                      ---     ---

    The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of February 5, 2001 was 10,669,268.

           Transitional small business disclosure format (check one):
                                  Yes    No X
                                     ---   ---

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                                    Page
Item 1. Consolidated Financial Statements (Unaudited)

         Accountants' Review Report..............................................................................     3

         Consolidated Balance Sheets as of December 31 and March 31, 2000........................................     4

         Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999.............     5

         Consolidated Statements of Operations for the nine months ended December 31, 2000 and 1999..............     6

         Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999..............     7

         Consolidated Statements of Stockholders' Equity as of December 31, 2000.................................     8

         Notes to Consolidated Financial Statements..............................................................     9

Item 2. Management's Discussion and Analysis Or Plan of Operations...............................................    11





                           PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.....................................................    15

Item 6. Exhibits and Reports on Form 8-K.........................................................................    15

Signatures.......................................................................................................    16

Board of Directors
ZeroPlus.com, Inc.


We have reviewed the accompanying consolidated balance sheet of ZeroPlus.com, Inc. (a Delaware Corporation) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three and nine-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                                   Grant Thornton LLP

Vienna, Virginia
January 31, 2001

                               ZEROPLUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     DECEMBER 31, 2000        MARCH 31, 2000
                                                                                     -----------------        --------------
                                                                                        (UNAUDITED)             (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                                         $        844,489       $     3,497,936
    Short-term investments                                                                   1,828,631             6,296,637
    Accounts receivable                                                                        122,875                55,308
    Prepaid expenses and other                                                                 363,065               191,414
                                                                                        ---------------      ---------------

TOTAL CURRENT ASSETS                                                                         3,159,060            10,041,295

DEPOSITS AND OTHER ASSETS                                                                       36,835                37,947

INVESTMENTS                                                                                   -                      993,750

PROPERTY AND EQUIPMENT, NET                                                                  1,315,575               695,169
                                                                                        ---------------      ---------------

TOTAL ASSETS                                                                           $     4,511,470       $    11,768,161
                                                                                        ===============      ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade                                                            $       831,597       $       494,679
    Notes Payable, current                                                                      34,871                31,884
    Accrued liabilities                                                                      1,407,548               943,587
                                                                                        ---------------      ---------------

TOTAL CURRENT LIABILITIES                                                                    2,274,016             1,470,150

LONG TERM DEBT                                                                                 125,398               151,937
                                                                                        ---------------      ---------------

TOTAL LIABILITIES                                                                            2,399,414             1,622,087

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 50,000,000 shares
      Authorized; 10,463,974 and 10,459,307 shares issued;
      10,318,809 and 10,457,307 shares outstanding
      at December 31 and March 31, 2000, respectively                                          104,640               104,593
    Treasury Stock                                                                            (305,779)              (10,500)
    Additional paid-in capital                                                              40,863,610            40,835,830
    Retained deficit                                                                       (38,550,415)          (30,783,849)
                                                                                        ---------------      ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                   2,112,056            10,146,074
                                                                                        ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $     4,511,470      $     11,768,161
                                                                                        ===============      ===============


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               THREE MONTHS ENDED


                                                                                                 DECEMBER 31
                                                                                    ---------------------------------------
                                                                                           2000                   1999
                                                                                    -----------------     -----------------
SALES
    Products                                                                          $         -          $          2,051
    Services                                                                                  309,583               100,000
                                                                                    -----------------     -----------------
Total sales                                                                                   309,583               102,051

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                                    -                     2,786
    Services                                                                                  523,255                59,480
                                                                                    -----------------     -----------------
Total cost of product sold and service provided                                               523,255                62,266

GROSS PROFIT (LOSS)                                                                         (213,672)                39,785

OPERATING EXPENSES
    General and administrative                                                              1,231,857             1,244,880
    Selling and marketing                                                                   1,121,716               494,993
    Restructuring costs                                                                          -                     -
    Research and development                                                                  333,797               187,155
                                                                                    -----------------     -----------------

LOSS FROM OPERATIONS                                                                      (2,901,042)           (1,887,243)

OTHER INCOME (EXPENSE)
    Legal settlement                                                                             -                (405,938)
    Other expenses                                                                           (63,096)              (82,561)
    Interest income                                                                            51,024                45,122
                                                                                    -----------------      ----------------

LOSS BEFORE INCOME TAXES                                                                  (2,913,114)           (2,330,620)

INCOME TAX PROVISION                                                                             -                    -
                                                                                    -----------------      ----------------

NET LOSS                                                                             $    (2,913,114)      $    (2,330,620)
                                                                                    =================      ================

LOSS PER SHARE-BASIC AND DILUTED                                                     $          (.28)      $          (.27)
                                                                                    =================      ================

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                                   10,318,809             8,699,905





The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                NINE MONTHS ENDED


                                                                                                    DECEMBER 31
                                                                                        ------------------------------------
                                                                                            2000                   1999
                                                                                        -------------         --------------
SALES
    Products                                                                             $      -             $       5,310
    Services                                                                                  514,437               372,905
                                                                                        -------------         --------------
Total sales                                                                                   514,437               378,215

COST OF PRODUCT SOLD AND SERVICE PROVIDED
    Products                                                                                    -                     3,370
    Inventory writedown                                                                         -                   575,078
    Services                                                                                  816,954               259,360
                                                                                        -------------         --------------
Total cost of product sold and service provided                                               816,954               837,808

GROSS PROFIT (LOSS)                                                                          (302,517)             (459,593)

OPERATING EXPENSES
    General and administrative                                                              2,885,983             3,666,037
    Selling and marketing                                                                   3,606,297             1,068,055
    Restructuring costs                                                                         -                 1,134,922
    Research and development                                                                1,083,677             1,081,539
                                                                                        -------------         --------------

LOSS FROM OPERATIONS                                                                       (7,878,474)           (7,410,146)

OTHER INCOME (EXPENSE)
    Legal settlement                                                                            -                  (405,938)
    Other expenses                                                                           (168,587)             (187,391)
    Interest income                                                                           280,495               149,138
                                                                                        -------------         --------------

LOSS BEFORE INCOME TAXES                                                                   (7,766,566)           (7,854,337)

INCOME TAX PROVISION                                                                            -                     -
                                                                                        -------------         --------------

NET LOSS                                                                               $   (7,766,566)       $   (7,854,337)
                                                                                        =============         ==============

LOSS PER SHARE-BASIC AND DILUTED                                                       $         (.75)       $         (.93)
                                                                                        =============         ==============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                                    10,387,126             8,450,735





The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                NINE MONTHS ENDED

                                                                                                   DECEMBER 31
                                                                                      --------------------------------------
                                                                                          2000                    1999
                                                                                      -------------          ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $  (7,766,566)          $  (7,854,337)
    Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization                                                         280,198                 326,281
      Loss on retirement of fixed assets                                                      -                      12,790
      Stock-based compensation                                                                7,393                  39,062
      Restructuring costs paid                                                                -                     177,699
      Non-Cash Restructuring Costs                                                            -                   1,532,301
      Non-Cash Settlement Costs                                                               -                     405,938
        (Increase) Decrease in accounts receivable                                          (67,567)                369,337
        Decrease in inventory                                                                 -                       8,556
        (Increase) in prepaid expenses, deposits and other assets                          (170,539)               (128,141)
        Increase (Decrease) in accounts payable and accrued liabilities                     777,326                (217,693)
                                                                                      -------------          ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (6,939,755)             (5,328,207)
                                                                                      -------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                   (900,603)               (222,967)
    Proceeds received from sale of short term securities                                  5,461,756                   -
    Purchase of securities                                                                    -                  (1,987,935)
                                                                                      -------------          ---------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       4,561,153              (2,210,902)
                                                                                      -------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                               20,434              11,854,479
    Purchase of treasury stock                                                             (295,279)                (10,500)
    Principal payments on long term note                                                                             (9,888)
    Payments of common stock subscriptions receivable                                         -                          23
                                                                                      -------------          ---------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (274,845)             11,834,114
                                                                                      -------------          ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,653,447)              4,295,005

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,497,936               1,760,627
                                                                                      -------------          ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $     844,489         $     6,055,632
                                                                                      =============          ===============

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                                 $       -             $         -
                                                                                      =============          ===============

    Interest Paid                                                                     $       -             $         7,614
                                                                                      =============          ===============


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                             COMMON STOCK
                                        -----------------------       ADDITIONAL                                           TOTAL
                                        NO. OF                          PAID IN         TREASURY         RETAINED      STOCKHOLDERS'
                                        SHARES           AMOUNT         CAPITAL           STOCK          DEFICIT           EQUITY
                                        ------           ------         -------           -----          -------           ------
BALANCE, MARCH 31, 2000                10,457,307      $ 104,593      $40,835,830     $  (10,500)    $ (30,783,849)   $  10,146,074

Issuance of common stock
         Associated with:
         Stock Option exercises             4,667             47           20,387              -                 -           20,434

Stock-based compensation                      -              -              7,393              -                 -            7,393

Purchase of treasury stock               (143,165)                                       (295,279)                         (295,279)

Net loss                                      -              -              -                  -         (7,766,566)     (7,766,566)
                                     ------------      -----------    ------------    ------------   ---------------    ------------

BALANCE, DECEMBER 31, 2000             10,318,809   $    104,640     $ 40,863,610   $    (305,779)   $  (38,550,415)     $2,112,056
                                     ============      ===========    ============    ============   ===============    ============





The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of ZeroPlus.com, Inc. (the "Company"), which was incorporated in January 1995, and its wholly-owned subsidiaries. Such statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The consolidated results of operations for the quarter and nine months ended December 31, 2000 are not necessarily indicative of the results for the fiscal year ending March 31, 2001. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.


NOTE B-- NEW ACCOUNTING PRONOUNCEMENT

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25". FIN 44 provides guidance on how to account for stock-based compensation, including stock option grants. FIN 44 is effective July 1, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the Company's results of operations or its financial position.

NOTE C--PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Depreciation is computed on equipment and furniture, using a straight-line method over a three-year period. At December 31, 2000, property and equipment includes approximately $713,000 of network equipment not yet placed in service.

NOTE D--DEBT FACILITY

         On June 25, 1999, the Company signed a two year promissory note for a $1,000,000 line of credit facility that is secured by investments, receivables and fixed assets of the Company. As of December 31, 2000, the Company has not drawn on the line. The debt facility expires on May 31, 2001.

NOTE E--NON-QUALIFIED STOCK OPTION PLAN

         At December 31, 2000, the Company had three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 (APB 25) and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company have been recognized in the amount of $7,393 for the nine months ended December 31, 2000. All options granted to employees are non-compensatory for financial statement purposes, under the provisions of APB 25 and related interpretations.

NOTE F--INCOME TAXES

         The Company has generated net operating losses since its inception. At December 31, 2000, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE G--CONCENTRATION

         Approximately 84% of the Company's accounts receivable balance at December 31, 2000 were from one customer, and approximately 98% of the Company's sales for the nine months ended December 31, 2000, were from two customers.

NOTE H--COMMITMENTS

         The Company has entered into agreements with various Internet-related firms, whereby the Company pays a fixed scheduled payment over time in return for online advertising. Expense is recognized for these programs in the period in which the advertising is performed. At December 31, 2000, approximate future advertising commitments are as follows:

Year ending March 31,

2001 (3 months) .........................................................................          $     227,700
2002.....................................................................................          $     500,000
2003.....................................................................................          $     500,000

Expense recognized in the nine month period ended December 31, 2000 was approximately $1,350,000.

         The Company has entered into agreements with various network service providers and communications firms to support its network capacity. These agreements may include a minimum commitment over the term of the contract. At December 31, 2000, approximate future minimum commitments for network capacity are as follows:

Year ending March 31,

2001 (3 months) ...............................................................................       $      92,500
2002...........................................................................................       $     412,500
2003...........................................................................................       $     607,500
2004...........................................................................................       $     607,500

NOTE I--SUBSEQUENT EVENTS

         On January 24, 2001, the Company issued 345,290 shares of restricted Common Stock to Priceline Long Distance, LLC as per the Internet Protocol Telephone Service Participation Agreement between Priceline Long Distance, LLC and the Company dated as of May 23, 2000. This agreement was included as
Schedule 10.11 of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The shares of stock are unregistered and vest over a 36 month period pursuant to a daily vesting schedule. The unvested shares are subject to an irrevocable proxy from Priceline to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET SALES

         Sales for the third quarter ended December 31, 2000 were approximately $309,600, an increase of 203% over the approximately $102,100 recorded for the corresponding quarter of 1999. The first significant revenues from our ZeroPlus.com services were recorded during the third quarter of fiscal 2001. Paid network traffic for the quarter was approximately 6.9 million minutes. These revenue sources were from prepaid calling, prepaid phone cards, and flat-rate services. The corresponding quarter in the prior year did not include any appreciable revenue from our ZeroPlus.com services.

GROSS PROFIT (LOSS)

         Gross profits (loss) for the third quarter ended December 31, 2000 were approximately ($213,700), compared to the approximately $39,800 for the corresponding quarter of 1999. The negative gross profit for the quarter ended December 31, 2000 was due primarily to fixed infrastructure costs associated with our network buildout and increased customer support costs as we expand our customer base.

OPERATING EXPENSES

         Selling and marketing expenses for the third quarter ended December 31, 2000, were approximately $1,121,700, an increase of 127% over the approximately $495,000 recorded for the corresponding quarter of 1999. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs and promotional traffic costs as we build the ZeroPlus.com brand and more aggressively market ZeroPlus.com services. In addition, personnel costs have increased as we have expanded our marketing and business development team to support the advertising, product offerings, and programs.

         General and administrative expenses for the third quarter ended December 31, 2000, were approximately $1,231,900, a slight decrease (approximately 1%) over the approximately $1,244,900 recorded for the corresponding quarter of 1999.

         Research & development expenses for the third quarter ended December 31, 2000, were approximately $333,800, a 78% increase over the approximately $187,200 recorded for the corresponding quarter of 1999. The current year's quarter included increased expenses in support of program/product development activities.

OTHER INCOME (EXPENSE)

         In the third quarter ended December 31, 1999 (prior fiscal year), the Company's other income and expenses included a non-cash charge of $405,900 (listed as "Legal settlement") associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of the Company's initial public offering.

NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET SALES

         Sales for the nine months ended December 31, 2000 were approximately $514,400, an increase of 36% over the approximately $378,200 recorded for the corresponding period of 1999. The first significant revenues from our ZeroPlus.com services were recorded during the third quarter of fiscal 2001. Paid network minutes for the nine months ended December 31, 2000 were essentially the same as that reported for the current quarter. These revenue sources were from prepaid calling, prepaid phone cards, and flat-rate services. Prior to the third quarter of fiscal 2001, revenues from our ZeroPlus.com services were insignificant.

GROSS PROFIT (LOSS)

         Gross profits (loss) for the nine month period ended December 31, 2000 were approximately ($302,500), compared to the approximately ($459,600) for the corresponding quarter of 1999. The negative gross profit for the period ended December 31, 2000 was due primarily to fixed infrastructure costs associated with our network build-out and increased customer support costs as we expand our customer base. Cost of Product Sold for the nine month period ended December 31, 1999 included a charge of approximately $575,100 for the inventory writedown associated with our restructuring effort.

OPERATING EXPENSES

         Selling and marketing expenses for the nine month period ended December 31, 2000, were approximately $3,606,300, an increase of 238% over the approximately $1,068,100 recorded for the corresponding period of 1999. The dollar increase in these expenses over the prior year reflected increased spending for advertising-related programs and promotional traffic costs as we build the ZeroPlus.com brand and more aggressively market ZeroPlus.com services. In addition, personnel costs have increased as we have expanded our marketing and business development team to support the advertising, product offerings, and programs.

         General and administrative expenses for the nine month period ended December 31, 2000, were approximately $2,886,000, a decrease of 21% over the approximately $3,666,000 recorded for the corresponding period of 1999. The nine month period ended December 30, 1999 included personnel, legal and management consulting costs associated with our restructuring and repositioning, as detailed in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

         Research & development expenses for the nine month period ended December 31, 2000, were approximately $1,083,700, which was relatively unchanged as compared to the approximately $1,081,500 recorded for the corresponding period of 1999.

OTHER INCOME (EXPENSE)

         In the nine month period ended December 31, 2000, the Company's other income and expenses included interest income of approximately $280,500, which increased over the approximately $149,100 for the corresponding period in 1999 as the result of increased cash balances invested in short-term securities. In addition, the third quarter ended December 31, 1999 (prior fiscal year) included a non-cash charge of $405,900 (listed as "Legal settlement") associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of the Company's initial public offering.

OTHER

IMPACT OF INFLATION

         The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies or other operating costs may adversely affect the Company's operations; however, the Company believes it may increase prices of its products and systems to offset increases in costs of goods sold or other operating costs.


SEASONALITY

         Based our experience to date, we believe that our future operating results may be subject to quarterly variations based on a variety of factors, but seasonal changes in the weather should have little or no effect.


LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended December 31, 2000, we used approximately $(6,939,800) in cash flows from operating activities, compared to approximately $(5,328,200) for the corresponding period of 1999.

         Cash provided by investing activities totalled approximately $4,561,200 for the nine months ended December 31, 2000 as compared to approximately ($2,210,900) used in investing activities for the corresponding period of 1999. The main component of the investing activity for the period ended December 31, 2000, was the redemption of short-term securities of approximately $5,461,800 and expenditures for equipment of approximately $900,600, the majority of which will support our continued network buildout.

         Cash used in financing activities during the nine month period ended December 31, 2000 totalled approximately ($274,800), which consisted of a treasury stock purchase of $295,300. For the corresponding nine month period in 1999, cash provided by financing activities was approximately $11,834,100. In December 1999, Broadwing, Inc. exercised a call right to purchase 18.259% of the Company's common stock for an aggregate price of $10,826,800. We have access to a $1,000,000 credit line secured by investments, fixed assets and receivables, but did not borrow against that line of credit during the nine months ended December 31, 2000.

         We expect to continue to make significant investments in the future to support our overall growth. Currently, we anticipate that ongoing operations will be financed primarily from net proceeds of Broadwing Inc.'s 1999 investment, our line of credit facility, and from internally generated funds. While operating activities have provided and may provide cash in certain periods, to the extent that we have experienced or will experience growth, our operating and product development activities have used and may use cash and consequently, such growth may require us to obtain additional sources of financing. Management is using its best efforts to manage expenditures, but in the near term additional financing will be required. Although to date we do not have a firm commitment for additional capital to meet possible future cash requirements, management is currently exploring financing alternatives to supplement the Company's cash position. To assist in our financing efforts, we have contracted for investment banking services. Capital formation activities are currently ongoing and management is optimistic that it will be successful in raising sufficient funds to execute the Company's current business plan. However, assurance cannot be given as to the success of these efforts.

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

         We believe that our revenues will grow as we continue to deliver new ZeroPlus.com products that make voice and telephony functions easily available at common entry points to digital data networks. Our business strategy is to expand our revenues to include significant fees from selling fee-based ZeroPlus.com consumer services (including fees for prepaid calling, prepaid phone cards, flat-rate calling plans,and fees for enhanced services) and e-commerce services. We can neither assure you that we will be able to do this or that this strategy will be profitable.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 8, 2000, at the Company's 2000 Annual Meeting of Shareholders, the shareholders of the Company voted on the following matters:

Concerning the election of directors:

NOMINEES FOR DIRECTOR                                   VOTES CAST FOR                      VOTES WITHHELD
---------------------                                   --------------                      --------------
Gen. Alonzo E. Short, Jr.                               9,748,020                           177,570
Robert A. Veschi                                        9,747,670                           177,920
William W. Rogers, Jr.                                  9,748,020                           177,570
William L. Hooton                                       9,748,020                           177,570
Clive G. Whittenbury, Ph.D.                             9,748,020                           177,570
Michael A. Viren                                        9,748,020                           177,570
Donald J. Shoff                                         9,748,020                           177,570



Concerning ratification of Grant Thornton LLP as the Company's independent auditors for fiscal year 2001:

Votes Cast For:                                         9,759,329
Votes Cast Against:                                     149,072
Abstentions:                                            16,989
Broker Non-Votes                                        not applicable



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit           Description

         10.0            Qwest Communications Corporation Carrier Services Agreement



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



                  ZeroPlus.com, Inc.
                     (Registrant)





DATE:  February 14, 2001   /s/  Donald J. Shoff
                           ----------------------------------
                           Donald J. Shoff
                           Vice President and Chief Financial Officer
                           (Duly Authorized Officer and Principal Financial
                           Officer)