Form 10KSB
period 2001-03-31
ZEROPLUS COM INC
filed 2001-07-13
CIK 1012481

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: MARCH 31, 2001      Commission file number: 000-20865

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year: $1,165,656.

     The aggregate market value of the issuer's voting common stock held by non-affiliates was approximately $3,943,809 based upon the closing price of the common stock on June 25, 2001, as quoted by the Nasdaq SmallCap Market.

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: on June 25, 2001, the number of issued and outstanding shares of common stock was 10,378,446.

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

================================================================================

                               ZEROPLUS.COM, INC.

                                      INDEX

                                                                                                                     PAGE
                                                                                                                     ----
                                                       PART I
Item 1.     Description of Business.....................................................................................3
Item 2.     Description of Properties..................................................................................13
Item 3.     Legal Proceedings..........................................................................................14
Item 4.     Submission of Matters to a Vote of Security Holders........................................................14

                                                      PART II
Item 5.     Market for Common Equity and Related Stockholder Matters...................................................14
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations......................15
Item 7.     Financial Statements.......................................................................................23
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................42

                                                      PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.......................................................................42
Item 10.    Executive Compensation.....................................................................................45
Item 11.    Security Ownership of Certain Beneficial Owners and Management.............................................48
Item 12.    Certain Relationships and Related Transactions.............................................................49
Item 13.    Exhibits, List and Reports on Form 8-K.....................................................................50

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

RECENT DEVELOPMENTS AND OVERVIEW

              On June 5, 2001, ZeroPlus.com announced a phased shutdown of operations and the immediate termination of all services and the majority of employees. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives to recapitalize our business, or to seek value for our technology and/or relationships through an asset sale, merger, or other business arrangement. We made the decision to suspend operations after we determined that the Company no longer had the resources to continue to support the operating losses we have experienced. On June 27, 2001 ZeroPlus.com voluntarily consented to having its stock delisted by NASDAQ. Prior to June 27, NASDAQ had placed an indefinite halt to trading pending further information concerning our June 5, 2001 announcement. On June 12, 2001, the Company entered into a forbearance agreement with its principal secured lender, pursuant to which the secured creditor agreed to forbear from pursuing its remedies against the Company until September 10, 2001.

            Prior to suspending operations, ZeroPlus.com, Inc. engaged in the business of providing Internet telephony services to consumers worldwide, including free PC-to-PC phone services, and fee-based PC-to-phone, phone-to-PC and phone-to-phone services. We also have developed an e-commerce solution, ZPCommerce, which enables companies to voice-enable their websites. ZeroPlus.com can route calls from customers' PCs to existing call centers entirely over the Internet, thereby drastically reducing e-commerce companies' inbound 800-number service costs.

            During fiscal 2000, we refocused the main thrust of our business onto our consumer and e-commerce Internet telephony solutions, as reflected by our merger with our wholly-owned subsidiary, ZeroPlus.com Incorporated and our name changed from e-Net, Inc. to ZeroPlus.com, Inc., in February 2000. During the transition, we reduced our emphasis on selling certain of our Telecom 2000(TM) products ("Telecom 2000 Products"). These products generally provided high fidelity duplex voice and fax through the Internet, private Internet Protocol networks and "intranets," and other types of digital data networks (collectively, "Digital Data Networks"). They also generally offered traditional telephony features like call waiting, call holding, call transfer, conference calling, billing, voice-mail and the like. These features, functions and capabilities became the basis for building the service-based product set offered through ZeroPlus.com.

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

            During fiscal 2001, our efforts were focused on pursuing strategic relationships with network and marketing partners. In May 2000, we announced our Internet Protocol Telephone Service Participation agreement with Priceline Long Distance, LLC. By this agreement, ZeroPlus was to be one of three VoIP carriers for Priceline's customers. In February 2001, we signed a formal contract with Worldwide Consumer Direct to operate as their primary telephony service provider. This agreement was enacted after approximately six months trial period, of which four months were paid trials. The Worldwide Consumer Direct
(WCD) contract accounted for the majority of our VoIP revenues during fiscal 2001. To support the WCD contract, ZeroPlus negotiated a carrier services contract with Qwest Communications, Inc. in October 2000. In January 2001, we announced a strategic relationship with Uniden America Corporation. Uniden is the world's largest manufacturer of cordless phones. Our agreement with Uniden provides for a cordless phone design incorporating one button access to the ZeroPlus VoIP network. However, we have not been able to raise sufficient capital to take advantage of our agreement with Uniden. Furthermore, with the suspension of operations on June 5, 2001, all Internet telephony services have been terminated.


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

            CONSUMER SOLUTION

            ZeroPlus.com offered four types of Internet telephony services. First, our PC-to-PC service allows users to call each other over the Internet for free using Internet-connected, Windows-based PCs. Consumers signed up for the service at no charge by visiting our website, providing their name, city, state, country, and the number they wish to reserve as their Internet phone number. After downloading the software to install the program, they began making free calls to other ZeroPlus.com members.

            We also offered PC-to-phone, phone-to-PC and phone-to-phone services. Once members have signed up for PC-to-PC service, they were able to visit a secure portion of the website to fund a ZeroPlus.com debit account. Our PC-to-phone service allowed our customers to call any phone on the public telephone network, anywhere in the world, from their PC. Our phone-to-PC service allowed our customers to call from any phone on the U.S. public telephone network to any ZeroPlus.com customer, anywhere in the world, who was logged on to his or her PC. Finally, our phone-to-phone service allowed our customers to call from any phone on the U.S. public telephone network to any other phone on the public telephone network, anywhere in the world. The cost savings of these services can be significant over traditional full-rate long distance telephone service.

            In addition to offering these basic Internet telephony services, ZeroPlus.com was working toward duplicating the other enhanced service provided by traditional telephony vendors. Our goal was to provide a service functionally identical to the phone service that consumers use every day. For no charge, we provided consumers with call hold, caller ID, speed dialing, call waiting, call forwarding and call transfer functions in the software.

            Assuming that we are able to recapitalize our business and restore operations, ZeroPlus.com's long-term goal is to develop a single, integrated communications portal for all Internet users. To accomplish this, we hope to provide instant messaging and text chat free to all our members. In the future, we hope to add unified messaging and voice mail, and may also add additional communication services such as shadow services and fax, some of which we currently expect will be fee-based services.

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

            There are two key components to ZPCommerce. The first is software. Our suite of software products is comprised of several units that can be used independently or as an integrated solution. ZPDial icon and ZPLite are software products that initiate the Voice Over Internet Protocol call from a website customer's personal computer to the website's call center or customer support site. This software must be sufficiently small so that download time does not too unduly delay first-time users when they click on a ZPCommerce icon. We currently are redesigning this software to require the minimal download, while we work on a Java applet version of our software to improve the e-commerce users' experience. ZPSoft Agent is a software solution that allows the website's call center or customer support site to receive Voice Over Internet Protocol calls directly at their personal computer and allows the website to determine how an incoming call should be routed.

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

            Our e-commerce solution offers the following advantages to our customers:

            O No Routing Required Over Public Telephone Network: A call launched from a customer's PC may travel to the vendor's call center entirely over the Internet; the call does not need to be routed to the standard public telephone network. Our competitors, however, currently route calls to the public telephone network. Therefore, unlike our competitors' current products, ZPCommerce provides significant savings on inbound toll-free service charges.

            O Automatic Placement in Proper IVR Queue: ZPCommerce recognizes the location of the icon clicked by the customer, so call center equipment can intelligently connect a caller to the customer service representative most familiar with the product in which he or she is interested. Competitors' products currently place customers at the highest level of the IVR system, requiring them to answer multiple prompts to get to the proper queue. Therefore, we believe our e-commerce solution enables vendors to provide better customer service and a faster response time.

            O Automatic Access to Customer Information: Because ZeroPlus.com and ZPCommerce use Internet phone numbers and have caller ID capabilities, ZPCommerce can route a caller's Internet phone number and personal registration information for previous ZeroPlus.com users to the vendor's customer service representative. In many cases, the customer's Internet phone number can be identical to his or her phone number. The customer service representatives will have access to this information without having to ask the customer.

            O Integrated Toll-Free Phone Numbers: Companies spend a great deal of marketing funds to ensure that consumers remember their toll-free phone numbers. Because it is built around Internet telephone numbers, our e-commerce solution can preserve the recognition built into e-commerce companies' traditional toll-free numbers, an advantage not currently shared by our competitors.

            O Access to Consumer Base: We hope to grow our consumer membership base, so that access to those customers will become an additional inducement to e-commerce companies' adoption of our e-commerce solution. We also intend to offer a ZeroPlus.com Yellow Pages in which our e-commerce customers can participate, allowing our consumers to easily make purchases from our e-commerce clients.

GOVERNMENT REGULATION

            INTERNET PROTOCOL TELEPHONY

            The use of the Internet and private Internet Protocol networks to provide telephone service remains a relatively recent market development. While we believe that the provision of voice communications services over the Internet and private Internet Protocol networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet.

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

            We or our partners may also currently be, or in the future may become, subject to requirements to qualify to do business in a particular foreign country, comply with regulations (including requirements to obtain authorizations for the provision of voice telephony or other telecommunications services or for the operation of telecommunications networks), or to cease providing services or conducting business as conducted in that country. We cannot be certain that either we or our partners are currently in compliance with any such requirements, will be able to comply with any such requirements, or will continue in compliance with any such requirements. The failure of us or our partners to comply with such requirements could materially adversely affect our business.

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

            The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that the policies we adopt will conform with future regulations adopted by the FTC.

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

PATENT, TRADEMARK, COPYRIGHT AND PROPRIETARY RIGHTS

            The value of our assets is dependent to a significant degree on our proprietary and licensed technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. All key employees have signed confidentiality agreements. These agreements provide that confidential information developed by or with an employee or consultant, or disclosed to such person during his or her relationship with us, may not be disclosed to any third party except in certain specified circumstances. These agreements also require our employees to assign their rights to any inventions to us. The steps taken by us may not, however, be adequate to prevent the misappropriation of our proprietary rights or technology. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

              ZeroPlus.com differs from its competitors in the Internet telephony industry in being built around Internet telephone numbers. This concept, which is the subject of our Pending Patent application, provides Internet consumers with a unique phone number that can be identical to their home phone numbers, except that "0" is the first digit.

            In March 1996, we acquired all rights, title and interest in and to the U.S. Patent No. 5,526,353, "System and Method for Communicating Audio Data over Packet-Based Networks" ("the 353 Patent"). We believe that the 353 Patent is one of the first patents that specifically involves telephony through Digital Data Networks. With the re-focus of our revised business model in 1999, we are less reliant on the 353 Patent, and therefore, the relative value of the patent has been diminished. Our current and anticipated service offering is not wholly dependent on the validity or applicability of the 353 Patent.

            In July 1999, we were issued U.S. Patent No. 5,923,655 titled "Interactive video communication over a packet data network". This patent adds video communications to the previously issued 353 Patent. In addition to the Pending Patent described above, we have filed several other patent applications in conjunction with our voice over Internet protocol business strategy.

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

            We were one of eight defendants in a patent infringement suit brought by Multi-Tech Systems, Inc., which alleged that all defendants have infringed on one or more patents relating to concurrent transmission of voice and data information. For further information regarding this suit, see Part I.
Item 3. "Legal Proceedings".

             We believe that we do not infringe upon the patent rights of any third party, with the possible exception of the matters covered by the MultiTech litigation. It is possible, however, that other patent infringement claims might be asserted successfully against us in the future. Our ability to make, use, sell or offer for sale our products and services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the patents of others or have licensed all such rights. Except in connection with the MultiTech litigation, we have not requested or obtained an opinion from our outside counsel as to whether our products and services infringe upon the patent rights of any third parties. We are aware that patents have recently been granted to others based on fundamental technologies in the Internet telephony area. Because patent applications in the United States are not publicly disclosed until issued, other applications may have been filed which, if issued as patents, could relate to our services and products. However, foreign patent applications do publish before issuance. Issuance of such a patent or patents could materially adversely affect our ability to operate. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief. If any of these risks materialize, we could be forced to pay significant amounts to defend our rights.

            TRADEMARK APPLICATIONS - UNITED STATES

               TRADEMARK                 CLASS      STATUS                        FILED ON
               ---------                 -----      ------                        --------
               DATA TELEPHONY             09        Pending                       05/08/98
               NETCONNECT                 09        Suspended                     05/08/98

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

COMPETITION

            LONG DISTANCE MARKET

            The long distance telephony market and, in particular, the Internet telephony market, is highly competitive. There are several large and numerous small competitors. The principal competitive factors in the market include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include AT&T, MCI WorldCom and Sprint in the United States and foreign telecommunications carriers.

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

            SOFTWARE/HARDWARE PROVIDERS. Many companies produce software and other computer equipment that may be installed on a user's computer to permit voice communications over the Internet, similar to our former Telecom 2000 Desktop - Small Systems offering, NetConnect. Some of these competing products use the telephone handset, while some rely on PC-based speakers and microphones. Many of these products deliver voice sound that is delayed or which contains echo and "jitter," producing overall low quality. These products generally require each user to have compatible software and hardware equipment and rely on the public Internet for the transmission of traffic, which often results in a further reduction in the quality of communications.

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

            VOICE-ENABLED ONLINE COMMERCE PROVIDERS. Several providers have begun to apply Internet telephony technologies in connection with e-commerce transactions. These providers compete with our e-commerce solution, ZPCommerce, by integrating voice communications into commercial Web sites. These competitors include Net2Phone, which introduced its Click2Talk service in 1999, and USA Global Link, which introduced its Instant Call service in 1998. These systems permit voice communications between a customer on the Web and customer service representatives, although we believe they do not provide some of the other advantages of ZPCommerce, such the cost advantage from routing the customer's entire call over the Internet. In addition, AT&T's Inter@active Communications is a group of services that integrates voice into the Web, including AT&T Chat'N Talk, a voice-enabled chat service, and Click2Dial Conferencing Services, which initiates and manages conference calls. If we are able to recapitalize our business and restore operations, these services may emerge as significant competitors to our current and planned offerings.

RESEARCH AND DEVELOPMENT

            At our primary research and development center in Austin, Texas, and as of March 31, 2001, we employed 5 full time developers, whose specialties include software, hardware, switching, Internet security, voice compression, engineering real-time online transactions, billing, and network and call management. Currently, we employ 2 full time developers.

            We incurred approximately $1,273,000 and $1,768,000 in product development expenses during fiscal 2001 and fiscal 2000, respectively.


EMPLOYEES

            As of March 31, 2001, we had approximately 36 full-time employees, including approximately 14 in technical support and customer service, 6 in sales and marketing, 9 in management and finance, and 7 in research and development. Our employees are not represented by any union, and we consider our employee relations to be good. We have never experienced a work stoppage.

            On June 5, 2001, the Company announced the suspension of operations. In conjunction with this announcement, the Company also terminated the majority of its employees. Currently we employ 7 full time employees.

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


ITEM 2. DESCRIPTION OF PROPERTIES.

            We lease approximately 19,100 square feet for our principal executive offices, which are located at 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Our Austin, Texas product development facilities are approximately 4,000 square feet and are located at 12710 Research Blvd., Austin, Texas 78759. Base rental for the current premises is approximately $30,400 and $6,800 per month, respectively. The leases require us to pay certain property taxes and certain operating expenses. With our suspension of operations on June 5, 2001, our total leased facility space exceeds our current needs. Currently, we are exploring various alternatives to reduce total leased space. There can be no assurance that we will be successful in reducing our lease commitments.


ITEM 3. LEGAL PROCEEDINGS.

            We are a co-defendant in civil litigation brought by Prudential Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of ZeroPlus.com. The action alleges that either we or American Stock Transfer & Trust Co., the transfer agent for our common stock, improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. We have filed a cross-claim against American Stock Transfer seeking indemnity. American Stock Transfer has filed a cross-claim against us for, among other things, indemnity, to recover any amounts it pays Prudential or expends in defending the suit. American Stock Transfer has cross-claimed against the non-affiliate shareholder, and also against Dean Witter Reynolds, Inc. On May 19, 2000, Prudential amended its complaint to add six additional counts. These new claims include allegations of negligence, intentional concealment, deceit, constructive fraud, and injurious falsehood. After withdrawing our counterclaim against Prudential, we moved for summary judgment as to the original complaint and moved to strike to amended complaint. On June 30, 2000, the Court entered a Final Judgment dismissing all of Prudential's claims. On July 28, 2000, Prudential filed a Notice of Appeal in the Maryland Court of Special Appeals. Briefing has been completed and the appellate argument took place on May 9, 2001. Although we cannot assure you of this result, we believe the claims against us are without merit and that our actions will cause the matter to be either entirely dismissed or will otherwise eliminate us from any liability.

            We were one of eight defendants in a patent infringement suit filed on February 15, 2000, in the United States District Court for the District of Minnesota. The plaintiff, Multi-Tech Systems, Inc., alleged that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. As a result of our June 5, 2001 announced suspension of operations, Multi-Tech Systems, Inc. filed on June 13, 2001 a request to dismiss the Company from the defined action without prejudice. The request was granted on June 19, 2001. Although the dismissal without prejudice temporarily minimizes future legal expenses associated with the Company's defense, the nature of the dismissal permits the plaintiff to re-assert its claim(s) at any point in the future. An adverse outcome of this matter could have a material adverse effect on our financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            On April 4, 2001, ZeroPlus was informed by Nasdaq that the Company's common stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive days as required under The Nasdaq SmallCap Market rules. The Company had until July 3, 2001 to regain compliance with this Rule. On June 6, 2001, Nasdaq indefinitely halted trading on the stock pending the receipt of additional information subsequent to a June 5, 2001 announcement from the Company that it had laid off most of its employees and begun a phased shutdown of the Company's operations while it seeks any opportunities that may exist to realize value from its technology assets and its strategic partnerships. On June 27, 2001, the Company voluntarily consented to the delisting of its common stock on Nasdaq.

            Our common stock, par value $.01 per share, had traded on the Nasdaq SmallCap Market since April 8, 1997, formerly under the symbol "ETEL" and now under the symbol "ZPLS." On June 27, 2001, the closing price of the Common Stock was $0.38 per share. There are approximately 130 record holders of our common stock. The following table sets forth the range of high and low bid prices for our common stock, as quoted on Nasdaq, for the period from April 1, 2000 through March 31, 2001.

                            PERIOD                                                             COMMON STOCK
                            ------                                                             ------------
                                                                                HIGH                                   LOW
                                                                                ----                                   ---
April 1 - June 30, 2000                                                       $10.3125                               $2.8750
July 1 - September 30, 2000                                                   $3.7190                                $1.3750
October 1 - December 31, 2000                                                 $2.4375                                $0.2812
January 1 - March 31, 2001                                                    $1.6250                                $0.1875

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

On June 5, 2001, ZeroPlus.com announced a phased shutdown of operations and the immediate termination of all services. In addition, the majority of our employees were terminated on June 5, 2001. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives to recapitalize our business or to attain value for our technology and/or relationships. As a result of these developments, the Company does not believe that the historical financial information in this Form 10-KSB provides a meaningful indication of the Company's future financial condition. Despite extensive efforts by the Company and its management to rebuild stockholder value and ensure a viable future for the business, the Company has not been able to identify and secure a suitable source of immediate funds, a strategic alliance partner or other arrangement pursuant to which the Company could continue to operate as a going concern or realize going concern value for its assets. Accordingly, there cannot be any assurance that the Company will be able to secure sources of capital, or enter into strategic alliances or other arrangements pursuant to which the Company will be able to operate as a going concern in the future or realize going concern value for its assets.


SALES

            Sales for the year ended March 31, 2001 were approximately $1,165,700, an increase of 141% from the approximately $483,200 recorded for fiscal year 2000. The increase in revenues was the result of increased product acceptance and strategic marketing. The majority of the revenue increase was earned in the last two quarters of fiscal 2001 and was primarily the result of our contract with Worldwide Consumer Direct, Inc. (see Exhibit 10.10).

            Approximately 85% of our sales in fiscal 2001 were derived from two customers.

GROSS PROFIT

            Gross profits for the year ended March 31, 2001 were approximately ($807,300), compared to the approximately ($447,000) for fiscal year 2000. The negative gross profit in fiscal 2001 is the result of higher than planned network costs. Due to under utilization of our network, the fixed costs allocated over network minutes resulted in total network costs above the break-even point. In addition, our lack of local points of presence on our network attributed to higher than anticipated transmission costs. As the network expands and traffic increases, overall transmission costs are expected to decrease. Finally, increased staffing costs to maintain a 24x7 customer support center also contributed to the negative gross margin. Customer support costs, as a percentage of total costs of revenue, will decrease as network traffic (minutes) increases.

            The negative gross profit for fiscal 2000 is attributable to the inventory writedown as part of our restructuring efforts and the decrease in sales as compared to fiscal 1999. Without the inventory writedown, our gross profit would have been approximately $128,000, or 26% of sales.

OPERATING EXPENSES

            Selling and marketing expenses for the year ended March 31, 2001 were approximately $4,158,900, an increase of 113% over the approximately $1,954,700 recorded for fiscal year 2000. Increased expenditures for purchased advertising and contractual payments to market affiliates (web portals) and distributors accounted for approximately $2,088,000 of the increase. Also, we expanded our in-house marketing department during fiscal 2001 resulting in increased employment costs.

            General and administrative expenses for the year ended March 31, 2001 were approximately $4,448,500, a decrease of 3% over the approximately $ 4,573,300 recorded for fiscal year 2000. The decrease in these expenses over the prior year is primarily attributed to reduced legal expenses and decreased employment costs.

            Research & development expenses for the year ended March 31, 2001, were approximately $1,273,400, a 28% decrease over the approximately $1,768,100 recorded for fiscal year 2000. The decreased expenditures for research and development are due to the decrease in number of employees and related expenditures required to support the ZeroPlus.com suite of products.

OTHER INCOME (EXPENSE)

            In fiscal 2001, Other income (expense) includes a non-cash charge of $977,100 recorded for the impairment of assets as of March 31, 2001. This charge was recorded based on the subsequent event of the Company's June 5, 2001 announcement of suspension of operations. The impairment charge is used to write-down the value of assets to their current realizable value. However, management cannot assure that the assets will generate any meaningful value.

            In fiscal 2000, Other income (expense) includes a non-cash charge of $405,900 associated with the settlement of a lawsuit brought by the holders of warrants issued in connection with the underwriting of our initial public offering. Under the terms of the settlement, the Company agreed to lower the exercise price of certain warrants held by the plaintiffs.

OTHER

            To date, inflation and seasonality have not had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

            In the year ended March 31, 2001, we used approximately $8,900,000 in cash flows from operating activities, compared to approximately $7,100,000 for fiscal year 2000. The increase in cash flows used in operating activities excluding changes in assets and liabilities was mainly due to the increased cost of services provided and increased advertising expenditures.

            Cash provided by investing activities totaled approximately $5,458,000 for the year ended March 31, 2001 as compared to approximately ($3,026,000) for fiscal year 2000. The main component of these funds was the conversion of short-term securities into cash and cash equivalents during the period. Capital expenditures were approximately $1,044,000 in fiscal 2001 and $354,000 in fiscal 2000.

            Cash provided by financing activities totaled approximately $1,725,000,for the year ended March 31, 2001, compared to approximately $11,913,000 for the corresponding fiscal year 2000. In March 2001, we secured a short-term loan for $2,000,000, which was due in June 2001 and convertible to equity. In June 2001, we negotiated a 90-day Forbearance Agreement with the lender. In December 1999, Broadwing Inc. exercised a call right to purchase 1,888,653 shares of our common stock for an aggregate price of $10,826,800.

            On June 5, 2001, ZeroPlus.com announced a phased shutdown of operations and the immediate termination of all services. In addition, the majority of our employees were terminated on June 5, 2001. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives for attaining value for our technology and/or relationships. Our available cash, cash equivalents and short-term investments balance at June 5, 2001 was approximately $1,573,900. Despite extensive efforts by the Company and its management to rebuild stockholder value and ensure a viable future for the business, the Company has not been able to identify and secure a suitable source of immediate funds, a strategic alliance partner or other arrangement pursuant to which the Company could continue to operate as a going concern or realize going concern value for its assets. Accordingly, there cannot be any assurance that the Company will be able to secure sources of capital, or enter into strategic alliances or other arrangements pursuant to which the Company will be able to continue to operate as a going concern or realize going concern value for its assets.


SEASONALITY

            Based on our experience to date, seasonal changes in weather do not affect our results.

RISK FACTORS

            In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

            RISKS RELATED TO OUR COMPANY AND INDUSTRY

            WE HAVE SUSPENDED OPERATIONS EFFECTIVE JUNE 5, 2001. We announced a suspension of operations on June 5, 2001. All services were immediately terminated and the majority of our employees were terminated. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives for attaining value for our technology and/or relationships. Despite extensive efforts by the Company and its management to rebuild stockholder value and ensure a viable future for the business, the Company has not been able to identify and secure a suitable source of immediate funds, a strategic alliance partner or other arrangement pursuant to which the Company could continue to operate as a going concern or realize going concern value for its assets. Accordingly, there cannot be any assurance that the Company will be able to secure sources of capital, or enter into strategic alliances or other arrangements pursuant to which the Company will be able to continue to operate as a going concern or realize going concern value for its assets.

            OUR STOCK WAS DELISTED FROM THE NASDAQ SMALL-CAP MARKET ON JUNE 27, 2001 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE. We consented to the delisting of our stock from trading on the Nasdaq Stock Market on June 27, 2001. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

            WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE OUR LOSSES WILL CONTINUE. We have incurred significant losses since inception, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2001, our accumulated deficit was approximately $ 42.3 million. Our operating expenses and marketing expenses have increased continuously since inception. As a result, even if we are able to recapitalize our business and restore operations, we will need to increase our revenues significantly to become profitable. In order to increase our revenues, we need to attract users to increase the fees we collect for our services. If our revenues do not increase as much as we expect or if our expenses increase at a greater pace than revenues, we may never be profitable or, if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.

            WE HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE US. We have only a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 1995, and began focusing on our current ZeroPlus.com telephony business model in 1999. Even if we are able to recapitalize our business and restore operations, you should consider our prospects in light of the risks, expenses and difficulties we may encounter as an early stage company in the new and rapidly evolving market for Internet Protocol communications services. These risks include our ability:

            o To increase awareness of our brand, increase the number of users of our IP telephony services and build user loyalty;

            o To increase revenues to cover the increased marketing expenditures we have planned;

            o           To compete effectively; and

            o To develop new products and keep pace with developing technology.

            WE MAY NOT BE ABLE TO EXPAND OUR REVENUE AND ACHIEVE PROFITABILITY. If we are able to recapitalize our business and restore operations, our business strategy will be to expand our revenues to include significant fees from selling fee-based ZeroPlus.com consumer services (including fees for PC-to-phone, phone-to-PC and phone-to-phone calls, as well as fees for enhanced services) and e-commerce services and the sale of Internet advertising. We can neither assure you that we will be able to do this or that this strategy will be profitable.

            A SIGNIFICANT MARKET FOR OUR SERVICES MAY NOT DEVELOP. We are uncertain whether a significant market will develop for the services we provide. Our market is new and rapidly evolving. Even if we are able to recapitalize our business and restore operations, our ability to sell our services to end users may be inhibited by, among other factors, the reluctance of some end users to switch from traditional communications carriers to Internet Protocol communications carriers, and by concerns with the quality of Internet and Internet Protocol telephony and adequacy of security in the exchange of information over the Internet.

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

            OUR FUTURE SUCCESS DEPENDS ON GROWTH IN THE USE OF THE INTERNET AS A MEANS OF COMMUNICATIONS. Even if we are able to recapitalize our business and restore operations, if the market for Internet Protocol communications, in general, and our services in particular, does not grow at the rate we anticipate, we will not be able to increase our number of users or generate revenues from our fee-based ZeroPlus.com services or from advertising on the Internet at the rate we anticipate. To be successful, Internet Protocol communications requires validation as an effective, quality means of communication and as a viable alternative to traditional telephone service. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The Internet may not prove to be a viable alternative to traditional telephone service for reasons including:

            o           Inconsistent quality or speed of service;

            o           Traffic congestion on the Internet;

            o Potentially inadequate development of the necessary infrastructure;

            o           Lack of acceptable security technologies;

            o Lack of timely development and commercialization of performance improvements; and

            o Unavailability of cost-effective, high-speed access to the Internet.

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

            IF WE DO NOT DEVELOP THE ZEROPLUS.COM BRAND, WE MAY NOT BE ABLE TO DEVELOP A LEADING POSITION IN OUR INDUSTRY. Even if we are able to recapitalize our business and restore operations, we may not be able to become the leader in our industry. To become a leader, we must strengthen the brand awareness of the ZeroPlus.com brand. If we fail to create and maintain brand awareness, it could adversely affect our ability to attract sufficient Web traffic and reduce our attractiveness to advertisers. Brand recognition may become more important in the future with the growing number of Internet sites and Internet communications providers. Promotion and enhancement of our brand will depend on the effectiveness of our marketing and advertising efforts and on our success in providing high-quality products and services, neither of which can be assured.

            IF WE FAIL TO ESTABLISH MARKETING RELATIONSHIPS THAT PROVIDE US VISIBILITY, WE MAY NOT BE ABLE TO SUFFICIENTLY INCREASE OUR SALES. Even if we are able to recapitalize our business and restore operations, we depend, and expect to continue to depend, on strategic relationships to, among other things, distribute our products, increase usage of our services, build brand awareness and cooperatively market our services. We believe that our success depends, in part, on our ability to develop and maintain marketing and promotional relationships with Internet companies, communications equipment and software companies and other marketing and distribution partners that themselves have strong brand names or high traffic volumes. If we are unable to establish and maintain these relationships, we may not be able to increase sales of our services, and we may lose users. In cases where our products and services are integrated into our strategic partners' product and service offerings, our ability to meet sales goals and expectations will depend upon a timely release of these offerings. If any of our strategic relationships are discontinued or if the release of these partners' offerings that integrate our products and services are delayed, sales of our products and services and our ability to maintain or increase our customer base may be substantially diminished.

            WE NEED ADDITIONAL CAPITAL TO RESTORE OUR OPERATIONS IN THE FUTURE AND WE MAY NOT BE ABLE TO OBTAIN THAT CAPITAL. Our cash flow from operations has not been sufficient to meet our capital expenditure and working capital requirements; we need to raise additional capital from other sources. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital as and when needed, we may be required to sell some of our assets, seek a merger partner or other business combination, or otherwise seek to obtain any remaining value for our assets.

            WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH. Even if we are able to recapitalize our business and restore operations, our future performance will depend, in part, on our ability to manage growth effectively. If we are successful in achieving growth, this is likely to place a significant strain on our managerial, operational and financial resources. To manage our growth, we must implement and improve our operational and financial systems, as well as our managerial controls and procedures. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer and expand our services.

            BECAUSE WE CANNOT PREDICT OUR NETWORK CAPACITY NEEDS, WE MAY BE FORCED TO ENTER INTO CONTRACTS THAT REDUCE OUR PROFITABILITY. Even if we are able to recapitalize our business and restore operations, to the extent that we overestimate our call volume, we may be obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means that may not be available. If we are unable to maintain sufficient capacity to meet the needs of our users, our reputation could be damaged and we could lose users.

            OUR COMPUTER AND COMMUNICATIONS SYSTEMS MAY FAIL. Even if we are able to recapitalize our business and restore operations, our business depends on the efficient and uninterrupted operation of our computer and communications systems as well as those that connect to our network. Any system interruptions that would cause our services to be unavailable, including significant or lengthy telephone network failures or difficulties for users in communicating through our network or portal, could damage our reputation and result in a loss of users.

            OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES. Even if we are able to recapitalize our business and restore operations, our computer infrastructure is potentially vulnerable to physical or electronic computer viruses, break-ins and similar disruptive problems and security breaches, which could cause interruptions, delays or loss of services to our users. We believe that the secure transmission of confidential information over the Internet, such as credit card numbers, is essential in maintaining user confidence in our services. We rely on third party web hosting providers for encryption and authentication technology to effect secure transmission of confidential information, including credit card numbers. It is possible that advances in computer capabilities, new technologies or other developments could result in a compromise or breach of the technology we use to protect user transaction data. A party that is able to circumvent our security systems could misappropriate proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Although we have experienced no security breaches to date of which we are aware, we cannot guarantee you that our security measures will prevent security breaches.

            THIRD PARTIES MIGHT INFRINGE UPON OUR PROPRIETARY TECHNOLOGY. We cannot assure you that the steps we have taken to protect our intellectual property rights will prevent misappropriation of our proprietary technology. To protect our rights to our intellectual property, we rely on a combination of trademark and patent law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, strategic partners and others. We own the 353 Patent and have a pending application for the ZeroPlus dialing plan patent in the United States. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand and devalue our proprietary content. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources. For further information concerning these matters and related risks, see Part I, Item 1., "Description of Business--Patent, Trademark, Copyright and Proprietary Rights".

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

            We were one of eight defendants in a patent infringement suit brought by Multi-Tech Systems, Inc., which alleged that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. For further information regarding this suit, see Part I, Item 3, "Legal Proceedings".

            OPERATING INTERNATIONALLY EXPOSES US TO ADDITIONAL AND UNPREDICTABLE RISKS. If we are able to recapitalize our business and restore operations, we intend to continue to expand our operations outside the United States, although we cannot assure you that we will be successful in doing so. International operations are subject to inherent risks, including, among others:

            o Potentially weaker protection of intellectual property rights;

            o           Political instability;

            o           Unexpected changes in regulations and tariffs;

            o           Fluctuations in exchange rates;

            o           Increased bad debt and subscription fraud;

            o Action by foreign governments or foreign telecommunications companies to limit access to our services;

            o           Varying tax consequences; and

            o Uncertain market acceptance and difficulties in marketing efforts due to language and cultural differences.

We cannot assure you that one or more of these factors, or other factors, will not materially and adversely affect our business.

            WE MAY EXPERIENCE LOSSES AS A RESULT OF FRAUD. If we are able to recapitalize our business and restore operations, we may experience losses due to fraud. Callers may obtain our services without rendering payment by unlawfully using our access numbers and personal identification numbers. Although we have implemented anti-fraud measures in order to control losses relating to these practices, these measures may not be sufficient to effectively limit all of our exposure in the future from fraud and we may continue to experience losses from fraud. While we have established reserves for bad debts in accordance with historical levels of uncollectible receivables, our losses may exceed our reserves and could rise significantly above anticipated levels.

            INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE. Even if we are able to recapitalize our business and restore operations, the market for our services has been extremely competitive. Many companies offer products and services like ours, and many of these companies have a substantial presence in this market. In addition, many of these companies are larger than we are and have substantially greater financial, distribution and marketing resources than we do. We therefore may not be able to compete successfully in this market. If we do not succeed in competing with these companies, we will lose customers and our revenue will be substantially reduced. For further information regarding our competitors, see Part I, Item 1, "Description of Business--Competition".

            DECREASING TELECOMMUNICATIONS RATES MAY DIMINISH OR ELIMINATE OUR COMPETITIVE PRICING ADVANTAGE. Decreasing telecommunications rates may diminish or eliminate the competitive pricing advantage of our products. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which we operate, and we anticipate that rates will continue to be reduced in all of the markets in which we do business or expect to do business. Users who select our services to take advantage of the current pricing difference between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as those pricing differences diminish or disappear, and we will be unable to use those pricing differences to attract new customers in the future. If telecommunications rates continue to decline, we may lose users for our services. We would then have to rely on factors other than price to differentiate our product, which we may not be able to do.

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

            WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN THE COMMUNICATIONS INDUSTRY. Even if we are able to recapitalize our business and restore operations, our industry is subject to rapid technological change. We cannot predict the effect of technological changes on our business. In addition, widely accepted standards have not yet developed for the technologies we use. We expect that new services and technologies will emerge in the market in which we compete. These new services and technologies may be superior to the services and technologies that we use, or these new services may render our services and technologies obsolete.

            WE MAY NOT BE ABLE TO COMPETE WITH PROVIDERS THAT CAN BUNDLE LONG DISTANCE SERVICES WITH OTHER OFFERINGS. Our competitors may be able to bundle services and products that we do not offer together with long distance or Internet telephony services. These services could include wireless communications, voice and data services, Internet access and cable television. This form of bundling would put us at a competitive disadvantage if these providers can combine a variety of service offerings at a single attractive price. In addition, some of the telecommunications and other companies that compete with us may be able to provide customers with lower communications costs or other incentives with their services, reducing the overall cost of their communications packages, and significantly increasing pricing pressures on our services. This form of competition could significantly reduce the value of our assets.

            MANY OF THE TELEPHONE CALLS MADE BY OUR CUSTOMERS ARE CONNECTED THROUGH LOCAL TELEPHONE COMPANIES AND THROUGH LEASED NETWORKS THAT MAY BECOME UNAVAILABLE. We are not a local telephone company or a registered local exchange carrier. We do not have our own network. Accordingly, if we are able to recapitalize our business and restore operations, we must route all calls made by our customers over leased transmission facilities. In addition, because our network does not extend to homes or businesses, we must route PC-to-phone, phone-to-PC and phone-to-phone calls through a local telephone company to reach our network.

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

            OUR SUCCESS DEPENDS ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS CALLS, WHICH OUR SYSTEMS MAY NOT BE ABLE TO ACCOMMODATE. If we are able to recapitalize our business and restore operations, we expect the volume of simultaneous calls to increase significantly as we expand our operations. Our network hardware and software may not be able to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation could be hurt and we could lose customers.

            RISKS RELATED TO OUR STOCK

            On April 4, 2001, ZeroPlus was informed by Nasdaq that the Company's common stock had failed to maintain a minimum bid price of $1.00 for 30 consecutive days as required under The Nasdaq SmallCap Market rules. The Company had until July 3, 2001 to regain compliance with this Rule. On June 6, 2001, Nasdaq indefinitely halted trading on the stock pending the receipt of additional information subsequent to a June 5, 2001, announcement from the Company that it had laid off most of its employees and begun a phased shutdown of the Company's operations while it seeks any opportunities that may exist to realize value from its technology assets and its strategic partnerships. On June 27, 2001, the Company voluntarily consented to the delisting of its common stock on Nasdaq.

            IF OUR STOCK PRICE REMAINS LOW, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD DIVERT OUR RESOURCES. In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. If the market value of our stock remains at historically low levels, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

            WE DO NOT INTEND TO PAY DIVIDENDS. We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings to finance our operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                           PAGE
                                                                                                           ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................    24

FINANCIAL STATEMENTS

    Balance Sheets as of March 31, 2001 and 2000........................................................    25

    Statements of Operations for the years ended March 31, 2001 and 2000................................    26

    Statements of Cash Flows for the years ended March 31, 2001 and 2000................................    27

    Statements of Stockholders' Equity as of March 31, 2001 and 2000....................................    28

    Notes to Financial Statements.......................................................................    29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
ZeroPlus.com, Inc.

            We have audited the accompanying balance sheets of ZeroPlus.com, Inc. (a Delaware corporation), as of March 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZeroPlus.com, Inc., as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company announced the shutdown of its operations and immediate termination of a majority of its employees. In addition, the Company has a working capital deficiency of $1,772,969 and has incurred net losses since its inception in 1995. These factors, among others, as discussed in Note A to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Grant Thornton, LLP



Vienna, Virginia
May 23, 2001 (except for note A as to which the date is June 5, 2001)

                               ZEROPLUS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          MARCH 31
                                                                                 -----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                                    $  1,821,580    $  3,497,936
     Short-term investments                                                            802,252       6,296,637
     Accounts receivable                                                                66,605          55,308
     Insurance claim receivable and prepaid expenses                                   216,606         191,414
                                                                                  ------------    ------------

TOTAL CURRENT ASSETS                                                                 2,907,043      10,041,295

DEPOSITS AND OTHER ASSETS                                                               39,699          37,947

INVESTMENTS                                                                               --           993,750

PROPERTY AND EQUIPMENT, NET                                                            358,400         695,169
                                                                                  ------------    ------------
                                                                                  $  3,305,142    $ 11,768,161
                                                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable--trade                                                      $    811,446    $    494,679
     Notes Payable, net of discount                                                  1,926,761          31,884
     Accrued liabilities                                                             1,941,805         943,587
                                                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                                                            4,680,012       1,470,150

LONG TERM DEBT                                                                         116,010         151,937

TOTAL LIABILITIES                                                                    4,796,022       1,622,087

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.01 par value, 50,000,000 shares authorized; 10,669,268 and
       10,459,307 shares issued; 10,347,830 and 10,457,307 outstanding
       at March 31, 2001 and 2000, respectively                                        104,691         104,593
     Treasury stock, at cost                                                          (250,209)        (10,500)
     Additional paid-in capital                                                     40,968,996      40,835,830
     Retained deficit                                                              (42,314,358)    (30,783,849)
                                                                                  ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (1,490,880)     10,146,074
                                                                                  ------------    ------------
                                                                                  $  3,305,142    $ 11,768,161
                                                                                  ============    ============

The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED


                                                                    MARCH 31
                                                          ----------------------------
                                                               2001           2000
                                                          ------------    ------------
SALES
     Products                                             $       --      $      7,004
     Services                                                1,165,656         476,164
                                                          ------------    ------------
Total sales                                                  1,165,656         483,168

COST OF PRODUCT SOLD AND SERVICE PROVIDED
     Products                                                     --             3,614
     Inventory writedown                                          --           575,078
     Services                                                1,972,991         351,492
                                                          ------------    ------------
Total cost of product sold and service provided              1,972,991         930,184

GROSS PROFIT (LOSS)                                           (807,335)       (447,016)

OPERATING EXPENSES
     General and administrative                              4,448,483       4,573,269
     Selling and marketing                                   4,158,946       1,954,747
     Restructuring costs                                          --         1,055,649
     Impairment of assets                                      977,062            --
     Research and development                                1,273,403       1,768,111
                                                          ------------    ------------
LOSS FROM OPERATIONS                                       (11,665,229)     (9,798,792)

OTHER INCOME (EXPENSE)
     Legal settlement                                             --          (405,938)
     Other expenses                                           (182,180)       (246,485)
     Interest income                                           316,900         311,097
                                                          ------------    ------------
LOSS BEFORE INCOME TAXES                                   (11,530,509)    (10,140,118)

INCOME TAX PROVISION                                              --              --
                                                          ------------    ------------
NET LOSS                                                  $(11,530,509)   $(10,140,118)
                                                          ============    ============
LOSS PER SHARE - BASIC AND DILUTED                        $      (1.11)   $      (1.13)
                                                          ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     10,371,343       8,948,488


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED


                                                                                         MARCH 31
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------
  INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(11,530,509)   $(10,140,118)
     Adjustments to reconcile net loss to net cash from operating activities
        Depreciation and amortization                                                384,258         429,653
        Loss on retirement of fixed assets                                             5,736          12,790
        Stock-based compensation                                                       7,393          49,477
        Inventory writedown                                                             --           575,078
        Loss on Impairment of assets                                                 977,062            --
        Stock issued for services                                                     24,498            --
        Restructuring costs paid                                                        --           177,699
        Non-Cash restructuring costs                                                (160,000)        877,950
        Amortization of discount on notes payable                                     27,292            --
        Non-Cash settlement costs                                                       --           405,938
        Changes in operating assets and liabilities
           (Increase) Decrease in accounts receivable                                (11,297)        374,476
           Decrease (Increase) in inventory                                             --             8,556
           (Increase) Decrease in prepaid expenses, deposits and other assets        (26,944)        (64,165)
           Increase in accounts payable and accrued liabilities                    1,443,101         143,713
                                                                                ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                             (8,859,410)     (7,148,953)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                         (1,044,282)       (354,490)
     Proceeds from sale of assets                                                     13,995
     Proceeds received from short term securities at maturity                      6,488,135       7,568,595
     Investment in short term securities                                            (993,750)     (9,246,645)
     Proceeds from (Investment in) long term securities                              993,750        (993,750)
                                                                                ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                5,457,848      (3,026,290)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock                                           20,485      11,925,511
     Purchase of treasury stock                                                     (295,279)        (10,500)
     Proceeds from short-term debt                                                 2,000,000            --
     Cash paid for warrant recission                                                    --            (2,482)
     Payments of common stock subscriptions receivable                                  --                23
                                                                                ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          1,725,206      11,912,552
                                                                                ------------    ------------
Net Increase in cash and cash equivalents                                         (1,676,356)      1,737,309

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,497,936       1,760,627
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,821,580    $  3,497,936
                                                                                ============    ============

SUPPLEMENTAL DISCLOSURES:
     Income taxes paid                                                          $       --      $       --
                                                                                ============    ============
     Interest paid                                                              $     20,343    $      6,754
                                                                                ============    ============

The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             COMMON STOCK
                                                       --------------------------
                                                                                              STOCK
                                                                                          SUBSCRIPTIONS          ADDITIONAL
                                                        NO. OF                               AND NOTES             PAID IN
                                                        SHARES             AMOUNT           RECEIVABLE             CAPITAL
                                                        ------             ------           ----------             -------
BALANCE, APRIL 1, 1999                                8,291,955      $     82,919       $         (23)         $ 28,479,060

Issuance of common stock associated with:
     Stock option exercises                             278,699             2,787                  -              1,095,951
     Broadwing, Inc.                                  1,888,653            18,887                                10,807,886

Stock-based compensation                                    -                 -                    -                 49,477

Payment of stock subscriptions                              -                 -                     23                  -

Purchase of treasury stock                              (2,000)               -                    -                    -

Warrant rescission                                          -                 -                    -                (2,482)

Legal settlement                                            -                 -                    -                405,938

Net loss                                                    -                 -                    -                    -
                                                     ----------         ---------             --------         ------------
BALANCE, MARCH 31, 2000                              10,457,307      $    104,593    $             -           $ 40,835,830

Issuance of common stock associated with:
    Stock option exercises                                9,836                                      -               20,387
    Priceline Agreement                                  23,852                98                    -             (34,320)
                                                                               -
Stock based compensation                                      -                 -                    -                7,393

Purchase of treasury stock                            (143,165)                 -                    -                    -

Warrants issued                                                                                                     139,706

Net loss
                                                     ----------         ---------             --------         ------------
BALANCE, MARCH 31, 2001                              10,347,830         $ 104,691               $    0         $ 40,968,996
                                                     ==========         =========             ========         ============


                                                                                                     TOTAL
                                                     TREASURY              RETAINED              STOCKHOLDERS
                                                       STOCK                DEFICIT            EQUITY (DEFICIT)
                                                       -----                -------            ----------------
BALANCE, APRIL 1, 1999                          $            -           $ (20,643,731)           $   7,918,225

Issuance of common stock associated with:
     Stock option exercises                                  -                      -                 1,098,738
     Broadwing, Inc.                                                                                 10,826,773

Stock-based compensation                                     -                      -                    49,477

Payment of stock subscriptions                               -                      -                        23

Purchase of treasury stock                              (10,500)                    -                  (10,500)

Warrant rescission                                           -                      -                   (2,482)

Legal settlement                                             -                      -                   405,938

Net loss                                                     -             (10,140,118)            (10,140,118)
                                                     -----------          -------------           -------------
BALANCE, MARCH 31, 2000                            $    (10,500)        $  (30,783,849)            $ 10,146,074

Issuance of common stock associated with:
    Stock option exercises                                     -                      -                  20,485
    Priceline Agreement                                   55,570                      -                  21,250


Stock based compensation                                       -                      -                   7,393

Purchase of treasury stock                             (295,279)                      -               (295,279)

Warrants issued                                                                                         139,706

Net loss                                                                   (11,530,509)            (11,530,509)
                                                     -----------          -------------           -------------
BALANCE, MARCH 31, 2001                              $ (250,209)          $(42,314,358)           $ (1,490,880)
                                                     ===========          =============           =============

 The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A--SUSPENSION OF OPERATIONS

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial net losses from operations since its inception and as of March 31, 2001, had a working capital deficit of $1,772,969 and an accumulated deficit of $42,314,358.

            On June 5, 2001, the Company announced the shutdown of its operations and the immediate termination of all services and most employees in order to conserve cash while seeking to pursue and consider any possible alternatives for attaining value for the Company's technology and strategic relationships. The Company however, has not been able to identify and secure a suitable source of immediate funding, nor can any assurance be provided that the Company will be able to secure such funding to enable it to continue as a going concern.

            The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

            In response to the Company's June 5, 2001 suspension of operations and termination of the majority of its employees, an impairment loss was recorded to the March 31,2001 financial statements. Assets were re-valued to their estimated net realizable value as of March 31, 2001. Management reviewed each group of assets to estimate either the resale value or the value relative to the Company's intellectual property. The difference between the net book value at March 31, 2001 and the estimated net realizable value, $977,062, was recognized as an impairment loss and is included in "Operating Expenses" on the Company's Statement of Operations. The Company's liabilities have been stated at their respective book values at March 31, 2001, as management has not yet engaged in negotiations to reasonably estimate final settlement values of its liabilities.


            The table below lists the gross value and net (impaired) value of each asset group:

                                                                        Gross Value              Impaired Value (estimate)
Property & equipment -  office furniture and equipment                     1,125,722                        168,800
Property & equipment - network equipment                                     982,535                        189,600
Property & equipment - capitalized software                                   96,920                              -
Property & equipment - leasehold improvements                                232,829                              -
Accumulated depreciation                                                 (1,102,544)                              -
                                                                         -----------                      ---------
Total  Net Value                                                          $1,335,462                      $ 358,400

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            ZeroPlus.com, Inc. ("ZeroPlus.com" or the "Company"), a Delaware corporation, was originally incorporated as e-Net, Inc. on January 9, 1995, and commenced operations on June 8, 1995. Effective February 15, 2000, the corporate name was changed from e-Net, Inc. to ZeroPlus.com, Inc. As discussed above, the Company suspended operations on June 5, 2001. Prior to that date, ZeroPlus.com provided Internet telephony services to consumers worldwide, including free PC-to-PC phone services, and fee-based PC-to-phone, phone-to-PC and phone-to-phone services. The Company also developed an e-commerce solution, ZPCommerce, which enables companies to voice-enable their websites. ZeroPlus.com routed calls from customers' PCs to existing call centers entirely over the Internet, thereby drastically reducing e-commerce companies' inbound 800-number service costs. The company has two office locations: corporate headquarters in Germantown, Maryland, and a research and development office in Austin, Texas.

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

            For the years ended March 31, 2001 and 2000, the Company derived 85% of its sales from two customers. Substantially all of the Company's revenue was generated from sales to customers in the United States.

ACCOUNTS RECEIVABLE

            Accounts receivable are stated at the unpaid balances, less allowance on uncollectible accounts, if any. Management periodically reviews its outstanding accounts receivable to assess collectibility of balances based on past experience and evaluation of current adverse situations which may affect collectibility of receivables. At March 31, 2001 and 2000, management established an allowance for uncollectible accounts in the amount of $122,800 and $872,200, respectively.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ADVERTISING COSTS

            The Company expenses the costs of advertising as incurred. Typically the Company purchases banner advertising on other companies' web sites pursuant to contracts which have one to three year terms and may include the guarantee of
(i) a minimum number of impressions, (ii) the number of times that an advertisement appears in pages displayed to users of the web site, or (iii) a minimum amount of revenue that will be recognized by the Company from customers directed to the Company's web site as a direct result of the advertisement. The Company also uses print advertising in trade journals and business publications. The Company recognizes expense with respect to such advertising ratably over the period in which the advertisement is displayed.

            For the years ended March 31, 2001 and 2000, advertising expense totaled approximately $2,088,000 and $827,400, respectively.

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

PROPERTY AND EQUIPMENT

            Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Prior to March 31, 2001, depreciation was computed on equipment and furniture, using a straight-line method over a three-year period. Subsequent to March 31, 2001, these assets were being held for disposal and accordingly, are not being depreciated. In conjunction with its announced suspension of operations on June 5, 2001, the Company recognized the impairment of assets in the amount of $977,100. For the March 31, 2001 Balance Sheet date, property and equipment are recorded at their estimated realizable value. While management believes its estimates of these assets' net realizable value are reasonable, the actual realized value may differ. The impairment cost is recorded on the Statement of Operations as "Operating Expenses".

INVESTMENTS

            The Company's investments in debt securities, which typically mature in one year or less, are generally held to maturity and valued at amortized cost, which approximates fair value. The investments' aggregate fair value at March 31, 2001 and 2000 was $802,252 and $6,296,637, respectively, for investments in United States Treasury debt securities. Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded as cash and cash equivalents when maturity is three months or less, as short-term investments when maturity is longer than three months and less than one year, and as long-term investments when maturity exceeds twelve months. The aggregate fair value of long-term investments at March 31, 2001 and 2000 was $0 and $993,750, respectively, for investments in United States Treasury debt securities.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

                                                                                          YEAR ENDED
                                                                                           MARCH 31,
                                                                                  2001                   2000
                                                                              -----------            ------------
Net Loss                                                                      $(11,530,509)          $(10,140,118)
Loss per common share - basic & diluted                                             $(1.11)                $(1.13)
Number of common shares - basic & diluted                                       10,371,343              8,948,488


SOFTWARE DEVELOPMENT COSTS

            Prior to the change in the strategic focus of the Company in June 1999, the Company had capitalized certain software development costs incurred after establishing technological feasibility. Costs incurred prior to such feasibility and certain hardware-related, development costs have been expensed as incurred as research and development costs. Software costs are amortized based upon the greater of amortization computed using the estimated useful life of the software or units sold as a function to expected units to be sold when the product is available for general release to customers. In the first quarter of the fiscal year ended March 31, 2000, management wrote off all capitalized software costs by charging $400,978 as part of the restructuring of the Company. Amortization expense for 2001 and 2000 was approximately $0 and $87,600, respectively.

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

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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


NOTE C--SIGNIFICANT TRANSACTIONS

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

            In the fourth quarter of the fiscal year ended March 31, 2001, the Company determined that the remaining $160,000 restructuring accrual was no longer necessary, and therefore, the accrual was reversed.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE C--SIGNIFICANT TRANSACTIONS (CONTINUED)

SHORT TERM DEBT

            In March 2001, the Company secured short-term debt in the amount of $2,000,000. The note is convertible into common stock at the conversion rate of $1.00 per share. Interest accrues at an annual rate of 17%. Interest expense and financing fees (4%) were waived in exchange for the granting of a technology license. The Company also granted the lender 500,000 common stock warrants with an exercise price equal to the closing market price ($.4375) of the company common stock as listed on Nasdaq. Total funds received of $2,000,000 were allocated $136,458 to the warrants and $1,863,542 to the note payable. The value allocated to the warrants has been included in additional paid-in capital and the related discount is being amortized to interest expense over the term of the note. At March 31, 2001, the unamortized discount on the note payable is $109,166. The note is secured by the assets of the corporation and was due on June 12, 2001. On June 12, 2001, the Company and the lender executed a 90-day Forbearance Agreement, by which the note will mature September 10, 2001.

STOCK ISSUANCE - DISTRIBUTION AGREEMENT

On January 24, 2001, the Company issued 345,290 shares of restricted common stock to Priceline Long Distance, LLC in accordance with the Internet Protocol Telephone Service Participation Agreement between Priceline Long Distance, LLC and the Company dated May 23, 2000. The shares of stock are unregistered and vest over a 36-month period pursuant to the agreement's daily vesting schedule. In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company recognized $21,250 of marketing expense associated with the related shares of common stock vested at March 31, 2001.

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


NOTE D--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at March 31:

                                     2001            2000
                                  -----------    -----------
Furniture and equipment           $ 2,108,257    $ 1,311,619
Capitalized software                   96,920           --
Leasehold improvements                232,829        220,110
                                  -----------    -----------
                                    2,438,006      1,531,729
Less:  Accumulated depreciation    (1,102,544)      (836,560)
Less:  Impairment Adjustment         (977,062)          --
                                  -----------    -----------
Property and equipment--net       $   358,400    $   695,169
                                  ===========    ===========

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE D--COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS (CONTINUED)

ACCRUED LIABILITIES

            Accrued liabilities consist of the following at March 31:

                                                 2001                2000
                                                 ----                ----
Accrued salaries                              $  158,180         $  182,696
Accrued vacation                                 195,681            148,559
Accrued advertising fees                            --               93,874
Accrued bonuses                                  118,292             67,531
Accrued deferred rent                             75,243             79,911
Accrued taxes and payroll liabilities                539             19,729
Accrued restructure costs                           --              160,000
Accrued costs - network related                1,216,703               --
Other accrued costs                              177,167            191,287
                                              ----------         ----------
                                              $1,941,805         $  943,587
                                              ==========         ==========


NOTE E--INCOME TAXES

            For the periods ended March 31, 2000 and 2001, no benefit from income taxes associated with net operating losses has been reflected due to uncertainty as to the realizability of tax benefits associated with net operating losses to date.

            The income tax provision consists of the following for the period ended March 31, 2001 and 2000:

                                       2001          2000
                                       ----          ----
Deferred
            Federal                 3,664,705      3,712,084
            State                     687,992        696,977
            Valuation allowance    (4,352,697)    (4,409,061)
                                  -----------    -----------
            Net provision         $      --      $      --
                                  ===========    ===========


            The effective tax rate for the period ended March 31, 2001, was 0%. A reconciliation between the U.S. federal statutory rate and the effective tax rate follows:

                                                          2001                 2000
                                                      ------------          ----------
Tax (benefit) at U.S. federal statutory rates          (3,911,094)          (3,447,640)
Increase (decrease) resulting from:
            State tax (benefit)                          (455,527)            (401,549)
            Permanent differences                          13,924             (559,872)
            Valuation allowance                         4,352,697            4,409,061
                                                      -----------          -----------
Income tax provision                                  $        --           $       --
                                                      ===========          ===========

            The Company's reporting period for tax purposes is the calendar year. Taxes on the net loss for the period January through March are reflected in the calculation of the deferred tax asset. A valuation allowance has been recognized in an amount equal to the deferred tax asset.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E--INCOME TAXES (CONTINUED)

            The tax effect of temporary differences between the financial statement amounts and tax bases of assets and liabilities which give rise to a deferred tax asset is as follows at March 31, 2001 and 2000:

                                                                                2001                            2000
                                                                            ------------                    ------------
            Net loss for January 1 through March 31,                         $ 1,418,433                    $  1,224,167
            Accounts receivable and inventory reserves                            46,615                         763,876
            Accrued expenses                                                     102,044                          95,170
            Accrued warranty and patent expenses                                       -                          15,795
            Depreciation expense                                                  17,007                          15,636
            Net operating loss                                                12,646,096                       7,769,851
            Deferred rent                                                         18,776                          11,779
            Valuation allowance                                             (14,248,971)                     (9,896,274)
                                                                            ------------                    ------------
            Deferred taxes payable                                           $        -                     $        -
                                                                            ============                    ============

            The use of net operating losses of the Company in the future to offset taxable income may be limited in the event of a change in control of the Company in accordance with Section 382 of the Internal Revenue Code. The Company has net operating loss carryforwards totaling $ 33,314,000 that expire through 2020.


NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES

LEASE COMMITMENT

            The Company has two leases for office space that provide for aggregate monthly rent payments of approximately $37,200. At March 31, 2001, approximate future rental commitments are as follows:

         YEAR ENDING MARCH 31,
         ---------------------
            2002                                                           $ 447,600
            2003                                                             402,600
            2004                                                             385,400
            2005                                                              32,200
            2006                                                                   0
                                                                          ----------
            Total                                                         $1,267,800
                                                                          ----------

            Rent expense for the years ended March 31, 2001, and March 31, 2000, totaled $425,602 and $443,678, respectively. With the suspension of operations on June 5, 2001, the total leased facility space exceeds the Company's current needs. Currently, the Company is exploring various alternatives to reduce total leased space. There can be no assurance that the Company will be successful in reducing our lease commitments.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

CAPITAL LEASE COMMITMENT

As part of the Revenue Sharing, Service Development, and Joint Marketing Alliance Agreement between the Company and Broadwing Inc., the Company leases network-related equipment from Broadwing Inc. As specified in the agreement, the lease term is 60 months with an interest rate of 12%. If the Revenue Sharing agreement is terminated prior to the end of the lease term, Broadwing may require the Company to purchase the equipment at the then current book value. As of March 31, 2001, the Company has leased approximately $195,600 in network-related equipment. This lease is accounted for as a capital lease. At March 31, 2001, approximate future minimum lease payments are as follows:

            YEAR ENDING MARCH 31,
            ---------------------

                  2002                                                                  $ 52,226
                  2003                                                                    52,226
                  2004                                                                    52,226
                  2005                                                                    31,144
                                                                                        --------
                  Gross amounts due                                                      187,822
                  Less:  Interest portion                                                 35,885
                                                                                        --------
                  Present value of net minimum lease payments                          $ 151,937
                                                                                       =========
                  Less:  Current portion                                               $  35,927
                                                                                       =========
                  Long term                                                            $ 116,010
                                                                                       =========

EMPLOYMENT AGREEMENT

            The Company has an employment agreement with an officer with minimum future annual salary commitments of the Company under the agreements as follows:

            YEAR ENDING MARCH 31,             SALARY                             BONUS                          TOTAL
            ---------------------             ------                             -----                          -----
                    2002                     $230,000                              -                          $230,000
                    2003                     $230,000                              -                          $230,000
                    2004                     $230,000                              -                          $230,000
                    2005                     $230,000                              -                          $230,000
                    2006                     $230,000                              -                          $230,000

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

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F--COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

NETWORK SERVICES AGREEMENT

            The Company has entered into agreements with various network service providers and communications firms to support its network capacity. These agreements may include a minimum commitment over the term of the contract. At March 31, 2001, approximate future minimum commitments for network capacity are as follows:

Year ending March 31,
2002...................................................           $     600,000
2003...................................................           $      50,000

LITIGATION

            The Company is a co-defendant in civil litigation brought by Prudential Securities, Inc., which seeks to recover in excess of $3 million in alleged losses associated with a margin loan made to a non-affiliated shareholder of ZeroPlus.com. The action alleges that either the Company or American Stock Transfer & Trust Co., the transfer agent for the Company's common stock, improperly removed a restrictive legend from the stock certificate underlying the shares used to collateralize the margin loan. The Company filed a cross-claim against American Stock Transfer seeking indemnity. American Stock Transfer has filed a cross-claim against the Company for, among other things, indemnity, to recover any amounts it pays Prudential or expends in defending the suit. American Stock Transfer has cross-claimed against the non-affiliate shareholder, and also against Dean Witter Reynolds, Inc. On May 19, 2000, Prudential amended its complaint to add six additional counts. These new claims include allegations of negligence, intentional concealment, deceit, constructive fraud, and injurious falsehood. After withdrawing our counterclaim against Prudential, we moved for summary judgment as to the original complaint and moved to strike to amended complaint. On June 30, 2000, the Court entered a Final Judgment dismissing all of Prudential's claims. On July 28, 2000, Prudential filed a Notice of Appeal in the Maryland Court of Special Appeals. Briefing has been completed and the appellate argument took place on May 9, 2001. Although we cannot assure you of this result, we believe the claims against us are without merit and that our actions will cause the matter to be either entirely dismissed or will otherwise eliminate us from any liability.

            The Company was one of eight defendants in a patent infringement suit filed on February 15, 2000, in the United States District Court for the District of Minnesota. The plaintiff, Multi-Tech Systems, Inc., alleged that all defendants have infringed one or more patents relating to concurrent transmission of voice and data information. As a result of our June 5, 2001 announced suspension of operations, Multi-Tech Systems, Inc. filed a request to dismiss the Company from the defined action without prejudice. The request was subsequently granted. Although the dismissal without prejudice temporarily minimizes future legal expenses associated with the Company's defense, the nature of the dismissal permits the plaintiff to re-assert its claim(s) at any point in the future. An adverse outcome of this matter could have a material adverse effect on the Company's financial position and results of operations.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE G--RELATED PARTY TRANSACTIONS

            Through February 2001, the Company rented an aircraft for business purposes from an entity owned by the Company's president. For the years ended March 31, 2001 and 2000, the Company paid $166,700 and $187,519, respectively, for the rental of the aircraft.

            The Company entered into a consulting agreement with the chairman of the board to provide services for a fixed monthly amount of $1,000 per month. For each of the years ended March 31, 2001 and 2000, the Company paid $12,000, respectively under the consulting agreement.

            The Company entered into a consulting agreement with a relative of a corporate officer and less than 5% shareholder to provide services at a rate of $150 per hour payable 50% cash and 50% stock options with valuation based on current market price. For each of the years ended March 31, 2001 and 2000, the Company paid $13,492 and $23,986, respectively under the consulting agreement. In addition, the Company issued 1,678 and 3,491 stock options per the agreement, respectively in the years ended March 31, 2001 and 2000.

            On August 11, 2000, ZeroPlus.com, Inc. repurchased from its Chief Executive Officer, Mr. Robert A. Veschi, in a private transaction, 143,165 shares of its common stock at a price per share of $2.0625, such price being the closing price of such stock on NASDAQ as of the close of business on August 7, 2000. The purchase was accomplished in order to allow Mr. Veschi to repay an existing general purpose loan secured by his stock in the Company, which loan was then due and payable. The transaction was approved by the outside directors of the Company on August 7, 2000.


NOTE H--DEFINED CONTRIBUTION PLAN

            The Company established a Profit Sharing Plan and Trust (the "Plan") in December 1995. In January 1998, the Plan was converted into a retirement plan qualified under section 401(k) of the Internal Revenue Code (the 401(k) Plan). All full time employees over the age of 21 are eligible to participate in the plan. The 401(k) Plan allows the Company to determine the matching amount on an annual basis. The matching amount in effect for plan years beginning January 1, 2000 and 2001 was established at 50% of employee deferrals up to 5% of eligible wages. The Company's matching contributions to the 401(k) Plan for the years ended March 31, 2001 and 2000, were approximately $80,000 and $73,000, respectively.

            In conjunction with the suspension of operations and termination of the majority of its employees, the Company terminated its 401(k) plan effective June 5, 2001. The Company will be responsible for filing annual tax reports for the plan until all participants have withdrawn their funds from the plan.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE I--STOCK OPTION PLANS

            At March 31, 2001, the Company has three stock-based compensation plans which are described below. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, only the compensation cost associated with grants to non-employees or non-directors of the Company or for employees who had their options re-priced have been recognized for the years ended March 31, 2001 and 2000 in the amounts of $7,393 and $49,477, respectively. The fair value for options issued in 2001 has been estimated at $ 1,095,000 as of the grant date using the Black Scholes model with the following weighted average assumptions: risk free interest rate of 4.7%; volatility factor of the expected market price of 191.4%; and a weighted average expected life of the option of 1 year. Because option valuation models require the input of highly subjective assumptions and because changes in the assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of its stock options. Had compensation cost for the three stock-based compensation plans been determined based on the grant date fair values of the awards (the method prescribed in SFAS No. 123), reported net loss and loss per common share would have been reduced to the pro forma amounts shown below.


                                                                      YEAR ENDED
                                                                       MARCH 31
                                                               2001                  2000
                                                           -----------            ---------
Net Loss
     As reported                                        $  (11,530,509)       $  (10,140,118)
     PRO FORMA                                             (11,985,262)          (11,124,485)

Loss per common share - basic & diluted
    As reported                                         $        (1.11)       $        (1.13)
    PRO FORMA                                                    (1.16)                (1.24)

Stock option plans:

            In April 1998, the Board of Directors approved the adoption of the ZeroPlus.com, Inc. 1997 Non-Qualified Stock Option Plan, including the allocation of up to 500,000 shares for option grants. In December 1998, the shareholders approved the adoption of the ZeroPlus.com, Inc. 1998 Stock Compensation Plan, including the allocation of 1,000,000 shares for option grants. In December 1999, the shareholders approved the adoption of the ZeroPlus.com, Inc. 1999 Stock Compensation Plan, including the allocation of up to 1,000,000 shares for option grants. The options are exercisable at fair market value measured at the grant date with varying vesting schedules. Options granted and vested under the plan to non-employees or directors in the twelve months ended March 31, 2001 and 2000 were recorded as compensation expense of $7,393 and $49,477, respectively. Since April 1, 2000, the Company has granted 830,261 options, of which 26,761 are exercisable at March 31, 2001. Generally, stock options are granted at fair market value as determined by a moving average of trading activity prior to the grant date.

                               ZEROPLUS.COM, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE I--STOCK OPTION PLANS (CONTINUED)

                                                                                               STOCK OPTIONS
                                                                                               -------------
                                                                                                             WEIGHTED
                                                                                                              AVERAGE
                                                                                     OUTSTANDING          EXERCISE PRICE
                                                                                     -----------          --------------
           Balance at March 31, 1999                                                    926,254                $4.94
                                                                                        -------                -----
                   Granted in FY 2000                                                   531,528                 4.64
                   Exercised in FY 2000                                               (278,699)                 3.94
                   Canceled in FY 2000                                                 (85,397)                 3.64
                                                                                       --------                 ----
           Balance at March 31, 2000                                                  1,093,686                 5.10
                   Granted in FY 2001                                                   787,097                 2.01
                   Exercised in FY 2001                                                 (9,836)                 2.07
                   Canceled in FY 2001                                                (115,749)                 4.63
                                                                                      ---------                 ----
           Balance at March 31, 2001                                                  1,755,198                $3.88


                                                                                                    NUMBER OF OPTIONS
                                                                                                    -----------------
                                                                                                        YEAR ENDED
                                                                                                          MARCH 31
                                                                                                  2001              2000
                                                                                                  ----              ----
           Exercisable, end of year                                                              744,623           431,356
           Weighted-average fair value per option of options granted during the year            $   1.39          $   4.57


                                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                     --------------------------------------------------------------       ------------------------------
                                                     WEIGHTED
                                                     AVERAGE              WEIGHTED                              WEIGHTED
                                                     REMAINING            AVERAGE                                AVERAGE
       RANGE OF                NUMBER               CONTRACTUAL           EXERCISE           NUMBER             EXERCISE
   EXERCISE PRICES           OUTSTANDING               LIFE                PRICE          EXERCISABLE             PRICE
   ---------------           -----------               ----                -----          -----------             -----
  $ 0.00 to $ 1.73             469,695                 7.7                 $1.21             32,944               $1.28
  $ 1.74 to $ 3.45             312,001                 6.5                  2.60             81,335                3.42
  $ 3.46 to $ 5.18             660,752                 6.0                  4.38            353,760                4.25
  $ 5.19 to $ 6.91               1,000                 4.7                  6.64              1,000                6.64
  $ 6.92 to $ 8.64             270,000                 5.0                  7.49            270,000                7.49
  $ 8.65 to $10.36               3,000                 6.8                 10.18              1,000               10.18
  $10.37 to $12.09              13,750                 6.8                 10.99              4,584               10.99
  $12.10 to $13.82              25,000                 7.0                 13.00                  0                   0
                                ------                 ---                 -----            -------               -----
            Totals           1,755,198                 6.4                 $3.88            744,623               $5.26

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


            Our executive officers and directors as of the date hereof are as follows:

                 NAME                                              AGE               TITLE
                 ----                                              ---               -----
                 Alonzo E. Short                                   60                Chairman of the Board

                 Robert A. Veschi                                  39                President, Chief Executive Officer, Director

                 Donald J. Shoff                                   46                Vice President, Finance, Chief Financial
                                                                                     Officer and Director

                 William W. Rogers, Jr.                            59                Director

                 Clive Whittenbury, Ph.D.                          67                Director

                 William L. Hooton                                 50                Director

                 Michael A. Viren, Ph.D.                           59                Director


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

            The principal occupation and business experience for each officer and director for at least the last five years are as follows:

            ALONZO E. SHORT, JR., Lt. Gen., USA (ret.), 60, has been chairman of the board since January 1996. General Short has more than 30 years experience in executive management, operations and the engineering, design and development of large-scale telecommunications and data systems. General Short retired from the service in 1994 following a career that included serving as deputy commanding general (1988-1990) and commanding general (1990-1991) of the U.S. Army Information Systems Command, a major information technology organization, which was responsible for all telecommunications during the Desert Shield/Desert Storm operation, among other responsibilities. From 1991 to 1994, General Short was director of the Defense Information Systems Agency, a major information technology organization which is responsible for telecommunications and related services to the President of the United States, Secret Service, Joint Chiefs of Staff, Secretary of Defense, among other high level federal entities. From 1994-1997, General Short was president and chief executive officer of MICAH Systems, Inc., a Washington, D.C. metropolitan area based information, technologies management and consulting firm. In September 1997, General Short joined Lockheed Martin, an aerospace, defense, and information technology company, as a Vice-President. In March 2001, he became President and Chief Operating Officer of Houston Associates, a provider of telecommunications and systems engineering services to government and industry. Since January 1996, General Short has been instrumental in the organization and development of ZeroPlus.com's business.

            ROBERT A. VESCHI, 39, has been ZeroPlus.com's president, chief executive officer, and a director since January 1995. Mr. Veschi founded ZeroPlus.com, which began its operations in June 1995. Mr. Veschi has significant experience in executive management, operations and the engineering, design and development of telecommunications and computer products and systems. From 1986 to 1990, Mr. Veschi was manager of systems engineering for International Telemanagement, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1990 to 1994, Mr. Veschi was a group president of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From December 1994 to May 1995, for approximately six months, Mr. Veschi was president and chief executive officer of Octacom, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm, and a wholly-owned subsidiary of Octagon, Inc., an Orlando, Florida metropolitan area based publicly held technical services firm. From July 1994 to May 1995, for approximately nine months, Mr. Veschi was a vice president of telecommunications for Octagon, Inc., and from January 1995 to May 1995, for approximately four months, Mr. Veschi was a member of the board of directors of that company. Since June 1995, Mr. Veschi has been instrumental in ZeroPlus.com's organization, development and promotion.

            DONALD J. SHOFF, CPA, 46, has been, secretary since February 1999 and a director since December 1999. Prior to that, Mr. Shoff was vice president of finance and chief financial officer from November 1997 to June 2001. Prior to November 1997, Mr. Shoff was director of finance and assisted ZeroPlus.com as a consultant prior to employment. Mr. Shoff has 21 years of significant experience in both public accounting firms and with high technology companies, both public and private. From 1977 to 1981, Mr. Shoff was a staff accountant and senior accountant on the staff of local Washington, D.C. public accounting firms. From 1982 to 1986, Mr. Shoff was the corporate cost accounting manager and a group controller for Science Applications International Corporation, a high technology products and professional services public corporation, where he was responsible for the corporate cost accounting functions and controllership of a high technology services operation group. From 1987 to 1992 and from 1993 to 1996, Mr. Shoff consulted independently and as a Senior Manager of Grant Thornton LLP, a major accounting and management consulting firm, with public and privately held high technology companies doing business with the Federal government. From 1992 to 1993 Mr. Shoff was vice president of finance and administration for Comsis Corporation, a Washington, D.C. based privately held engineering and technology company doing business with the Federal and various state governments. Mr. Shoff holds a B.B.A. degree from the Pennsylvania State University and is a certified public accountant.

            WILLIAM W. ROGERS, JR., 59, has been a director since January 1997. Mr. Rogers has substantial senior management, operations and technical and engineering services experience. From 1972 to 1987, Mr. Rogers was a general manager engaged in operations, technical and engineering services for Boeing Computer Services, Inc. From 1987 to 1989, Mr. Rogers was president and chief executive officer of International Telemanagement, Inc., a McLean, Virginia based telecommunications and systems engineering and services company. From 1989 to 1991, Mr. Rogers was a vice president of Fluor-Daniel, where he was responsible for telecommunications and systems integration services. From 1991 through 1998, Mr. Rogers was a vice president with Computer Sciences Corporation, a McLean, Virginia based technology products, systems and services company, where he is responsible for systems integration and related technical services. From 1998 to 1999, Mr. Rogers was a senior vice president of CACI, Inc., a Washington, D.C. based information technology company. From October 1999 to April 2000, for approximately six months, Mr. Rogers was Director-Sales of Advanced Communication Systems, Inc., a Washington, D.C. based information technology company. Since April 2000, Mr. Rogers has been vice president of business development for Science Applications International Corporation, a high technology products and professional services public corporation. Since January 1997, Mr. Rogers has been instrumental in the ZeroPlus.com's organization and development. Mr. Rogers holds a B.A. degree from West Virginia University.

            WILLIAM L. HOOTON, 50, has been a director since January 1996. Mr. Hooton has substantial experience in the management, design, operation, marketing and sales of image conversion systems, electronic imaging system integration, data automation and high performance data storage subsystems. From 1990 to 1993, Mr. Hooton was vice president of operations and technical and business development of the Electronic Information Systems Group of I-Net, Inc., a Washington, D.C. metropolitan area based information, data and network systems firm. From 1993 to 1998, Mr. Hooton was president and chief executive officer of Q Corp., a Washington, D.C. metropolitan area high technology consulting firm specializing in digital imaging systems and other complex imagery in media. In September 1998, Mr. Hooton became chief executive officer of Tower Software Corporation, a Northern Virginia based records management software company. He is currently Corporate Vice President of SAIC, a high technology products and professional services public corporation. Since January 1996, Mr. Hooton has been a director of ZeroPlus.com and has been instrumental in its organization and development. Mr. Hooton holds a B.B.A. degree from the University of Texas.

            CLIVE G. WHITTENBURY, Ph.D., 67, has been a director since June 1996. Dr. Whittenbury has substantial senior management, operations and technical advisory experience. From 1972 to 1979, Dr. Whittenbury was a senior vice president and, from 1976 to 1986, a director of Science Applications International Corporation ("SAIC"), a La Jolla, California based major international systems engineering firm with current annual revenues of approximately $4.7 billion. Since 1979, Dr. Whittenbury has been a director of the Erickson Group, Inc., a major international diversified products firm. Dr. Whittenbury is a member of the International Advisory Board for the British Columbia Advanced Systems Institute, which manages commercialization programs in technology at the three major Vancouver/Victoria universities, a member of the Advisory Board of Compass Technology Partners, an investment fund, and is a member of the NIF Programs Review Committee for the Lawrence Livermore
National Laboratory. Dr. Whittenbury has also served as a technical advisor to three U.S. Congressional Committees, the Grace Commission and numerous major U.S. and foreign companies. Since June 1996, Dr. Whittenbury has been instrumental in ZeroPlus.com's organization and development. Dr. Whittenbury holds a B.S. degree (physics) from Manchester University (England) and a Ph.D. degree (aeronautical engineering) from the University of Illinois.

            MICHAEL A. VIREN, Ph.D, 59, has been a director since December 1999. Dr. Viren has over 35 years of experience as an engineer, economist and executive in the electric utilities and telecommunications industries. From 1991 to 1998, Dr. Viren served as the Director of Product Development, Vice President of Product Development and Information Services and Senior Vice President of Engineering, IS and Strategic Planning for Intermedia Communications, Inc., an interexchange and internet company located in Florida. In 1998, Dr. Viren, along with several Intermedia employees, founded 2nd Century Communications, a telecommunications service provider located in Tampa, Florida. In July 1999, Dr. Viren resigned from his position with 2nd Century, though he currently serves on its board of directors. Since August 1999, Mr. Viren has been president of Intellysis Capital Advisors, a venture capital firm located in Florida. Dr. Viren received a Bachelor of Science in Mechanical Engineering from California State University, Long Beach and a Ph.D. in Economics from the University of Kansas in December 1970.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

            The following table sets forth certain compensation information for the fiscal years ended March 31, 1999, 2000 and 2001 with regard to the Chief Executive Officer and the Chief Financial Officer (the "Named Officers"). There were no other executive officers (as determined at March 31, 2001) whose annual salary and bonus for the fiscal year ended on that date was at least $100,000.


SUMMARY COMPENSATION TABLE

                                                                                                           OTHER
                                                                                                           ANNUAL       SECURITIES
                                                                                                           COMPEN-      UNDERLYING
NAME OF INDIVIDUAL         POSITION WITH COMPANY                YEAR         SALARY         BONUS         SATION(1)      OPTIONS
------------------         ---------------------                ----         ------         -----         ---------     ----------
Robert A. Veschi           President, Chief Executive           2001         175,000         87,500          ---         300,000
                             Officer, Director                  2000         175,000        175,000(2)       ---         150,000
                                                                1999         175,000        190,000(2)       ---         200,000
Donald J. Shoff  (3)       Vice President, Finance,             2001         150,150         50,000          ---          30,000
                             Chief Financial Officer            2000         130,000         25,000          ---          25,000
                             and Secretary                      1999         125,329         16,500          ---          72,750

-----------------
(1) Our officers may receive remuneration as part of an overall group insurance plan providing health, life and disability insurance benefits for our employees. The amount allocable to each Named Officer cannot be specifically ascertained, but, in any event, did not in any reported fiscal year exceed the lesser of $50,000 and such Named Officer's combined salary and bonus. We have purchased key-man term life insurance on Mr. Veschi in the amount of $2 million, which designates us as the owner and beneficiary of the policy.

(2) In the fiscal year ended March 31, 2000, Mr. Veschi received a discretionary bonus in December 1999 and a contractual bonus in March 2000, both for $87,500 and in the fiscal year ended March 31, 1999, Mr. Veschi's contractual bonuses for the fiscal years ending March 31, 1999 and 1998 were paid in the same year.

(3) Effective with the suspension of operations on June 5, 2001, Donald Shoff's employment with the Company was terminated. Mr. Shoff will continue his affiliation with the Company as an outside director.


DIRECTOR COMPENSATION

            Our directors, with the exception of Mr. Veschi and Mr. Shoff, are entitled to annual remuneration of $24,000 pursuant to oral agreements. Mr. Viren has chosen to receive his annual remuneration in the form of options to purchase 13,000 shares of our common stock. In addition, General Short receives $1,000 per month under a consulting services agreement for his additional specific business services on our behalf.

            Each outside director is also entitled to receive reasonable expenses incurred in attending meetings of the Board of Directors.

OPTION GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain information related to the options granted to the Named Officers during the fiscal year ended March 31, 2001.

                                  NUMBER OF              PERCENT OF
                                  SECURITIES             TOTAL OPTIONS
                                  UNDERLYING OPTIONS     GRANTED TO EMPLOYEES
NAME                              GRANTED                IN FISCAL YEAR          EXERCISE PRICE      EXPIRATION DATE
----                              -------                ---------------------   --------------      ---------------
Robert A. Veschi                  300,000(1)                    38%              $ 1.2281            December 8, 2010
Donald J. Shoff                    30,000(2)                     4%              $ 2.3266            October 1, 2008

-----------------
(1)         Options vest equally over two years from grant date.

(2)         Options vest equally over three years from grant date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

            The following table sets for the certain information related to option exercises by the Named Officers during the fiscal year ended March 31, 2001 and the value of their unexercised options at March 31, 2001:

                                                                            NUMBER OF SECURITIES
                                                                            UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                                                             OPTIONS AT FISCAL                IN-THE-MONEY OPTIONS
                                                                                YEAR END (#)                  AT FISCAL YEAR END($)
                                   SHARES ACQUIRED           VALUE              EXERCISABLE/                       EXERCISABLE/
       NAME                          ON EXERCISE           REALIZED            UNEXERCISABLE                      UNEXERCISABLE
       ----                          -----------           --------            -------------                      -------------
Robert A. Veschi                         ---                  $---            250,000/400,000                         $0/0(1)
Donald J. Shoff                          ---                   ---              81,084/46,666                         $0/0(1)

----------------
(1) The closing price of ZeroPlus.com's common stock on March 31, 2001, as reported on the Nasdaq SmallCap Market, was $0.5312 per share.

EMPLOYMENT AGREEMENT

            We have entered into an employment agreement with Robert A. Veschi, our president and chief executive officer, dated as of April 1, 1996. The initial agreement was due to expire on March 31, 2001. Prior to its expiration, the agreement was extended through March 31, 2006. The current annual salary under Mr. Veschi's agreement is $230,000, which salary may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by our Board of Directors of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth certain information regarding ZeroPlus.com's common stock owned as of June 20, 2001 by (i) each person who is known by us to own beneficially more than five percent of our common stock; (ii) each of our directors; (iii) each Named Officer; and (iv) all executive officers and directors as a group. With regard to five percent beneficial owners who are not either a director or an officer, the information set forth below reflects the most recent reliable information available to us. Unless otherwise indicated and subject to applicable community property and similar statutes, insofar as is known by us, all persons listed below have sole voting and investment power over all shares of common stock beneficially owned. Share ownership has been computed in accordance with the Securities and Exchange Commission rules and does not necessarily indicate beneficial ownership for any other purpose.

                                                                                               NUMBER
NAME AND ADDRESS                                         POSITION WITH COMPANY                OF SHARES       PERCENTAGE OF SHARES
----------------                                         ---------------------                ---------       --------------------
Alonzo E. Short, Jr., Lt. Gen.,                          Chairman of the Board                  108,334             1.01
  USA (ret.) (1)
Robert A. Veschi (2)                                     President, Chief Executive           1,481,835            13.57
                                                           Officer, Director
Donald J. Shoff (3)                                      Secretary and Director                 131,084             1.22
William L. Hooton (4)                                    Director                                68,334              .64
Clive W. Whittenbury, Ph.D. (5)                          Director                                68,334              .64
William W. Rogers, Jr. (6)                               Director                                23,334              .22
Michael A. Viren, Ph.D. (7)                              Director                                14,667              .14
Broadwing Inc. (8)                                       Stockholder                          1,838,653             17.2
All Executive Officers and Directors
 as a Group (7 persons) (9)                                                                   1,895,922             15.1

------------------
(1) c/o Houston Associates, Inc., 4601 North Fairfax Drive, Suite 1200, Arlington, Virginia 22203. Includes vested options to purchase 18,334 shares of common stock.

(2) c/o ZeroPlus.com, Inc., 12800 Middlebrook Road, Suite 400, Germantown, Maryland 20874. Includes vested options to purchase 250,000 shares of common stock.

(3) 8807 Kenilworth Drive, Springfield, Virginia 22151. Includes vested options to purchase 81,084 shares of common stock.

(4)         c/o SAIC, 78990 Science Applications Court, Vienna, Virginia 22183.
            Includes vested options to purchase 18,334 shares of common stock.

(5) 511 Trinity Avenue, Yuba City, California 95991. Includes vested options to purchase 18,334 shares of common stock.

(6)         c/o SAIC, 7990 Science Applications Court, Vienna, Virginia 22183.
            Includes vested options to purchase 18,334 shares of common stock.

(7) 505 South River Hills Drive, Temple Terrace, Florida 33617. Includes vested options to purchase 14,667 shares of common stock.

(8)         201 East Fourth Street, Cincinnati, Ohio 45202.

(9)         Includes vested options to purchase 419,087 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Through February 2001, we rented an aircraft for business purposes from an entity owned by Robert A. Veschi, our President and Chief Executive Officer. For the years ended March 31, 2001 and 2000, the Company paid $166,700 and $187,519, respectively, for the rental of the aircraft.

            On April 16, 1997, we entered into a consulting agreement with Alonzo E. Short, Jr., Lt. Gen., USA (ret.), the Chairman of the Board, to provide services for a fixed monthly amount of $1,000. The amounts paid to him under that agreement totaled $12,000 for each of the fiscal years ending March 31, 2001 and 2000.

            The Company entered into a consulting agreement with Robert L. Veshi, the father of our President, Robert A. Veschi, to provide services at a rate of $150 per hour payable 50% cash and 50% stock options with valuation based on current market price. For each of the years ended March 31, 2001 and 2000, the Company paid $13,492 and $23,986, respectively, under the consulting agreement. In addition, the Company issued 1,678 and 3,491 stock options per the agreement, respectively, in the years ended March 31, 2001 and 2000.

            On August 11, 2000, ZeroPlus.com, Inc. repurchased from its Chief Executive Officer, Mr. Robert A. Veschi, in a private transaction, 143,165 shares of its common stock at a price per share of $2.0625, such price being the closing price of such stock on NASDAQ as of the close of business on August 7, 2000. The purchase was accomplished in order to allow Mr. Veschi to repay an existing general purpose loan secured by his stock in the Company, which loan was then due and payable. The transaction was approved by the outside directors of the Company on August 7, 2000.

            All ongoing and future transactions between ZeroPlus.com and any affiliates will be entered into on terms at least as favorable as could be obtained from unaffiliated, independent third parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        A.  Exhibits.

EXH. NO.            DESCRIPTION
--------            -----------
3.0                 Restated Certificate of Incorporation, filed December 18, 1998. (3)
3.1                 Restated By-laws. (3)
4.0                 Specimen Copy of Common Stock Certificate. (1)
4.1                 Form of Warrant Certificate. (1)
4.2                 Form of Representative's Warrant Agreement. (1)
4.3                 Form of Warrant Agreement. (1)
10.0                Employment Agreement, Robert A. Veschi, dated April 1, 1996 (management contract or compensatory plan or arrangement).(1)
10.1                United States Patent, Notice of Allowance, dated January 23, 1996. (1)
10.2                Assignment of Patent Rights, dated March 22, 1996. (1)
10.3                1997 Nonqualified Stock Option Plan (management contract or compensatory plan or arrangement). (2)
10.4                Registration Rights Agreement dated as of April 8, 1998 with the purchaser signatories thereto. (3)
10.5                Consulting Agreement dated as of April 16, 1997, with Gen. Alonzo Short (management contract or compensatory plan or arrangement). (4)
10.6                1998 Stock Compensation Plan (management contract or compensatory plan or arrangement). (4)
10.7                Broadwing Master Service Agreement dated September 28, 2000 by and between Broadwing Communications
                    Services, Inc. and ZeroPlus.com, Inc. (5)
10.8                Qwest Communications Corporation Carrier Services Agreement. (6)
11.0                Computation of Per Share Loss. (7)
21.0                Subsidiaries. (7)
23.0                Consent of Grant Thornton LLP. (7)

------------------
(1) Incorporated by reference from ZeroPlus.com's Registration Statement on Form SB-2, Registration No. 333-3860, as amended and declared effective on April 7, 1997 (the "IPO Registration Statement").

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

(4) Incorporated by reference from ZeroPlus.com's Annual Report on Form 10-KSB for the period ended March 31, 1999.

(5) Incorporated by reference from ZeroPlus.com's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

(6) Incorporated by reference from ZeroPlus.com's Quarterly Report on Form 10-QSB for the period ended December 31, 2000.

(7)         Filed herewith.

        B.  Reports on Form 8-K.

During the last quarter of our fiscal year ended March 31, 2001, we filed the following reports on Form 8-K: None.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ZEROPLUS.COM, INC.
July 13, 2001

                                           By:  /s/ ROBERT A. VESCHI
                                             ----------------------------
                                                Robert A. Veschi
                                                President, Chief Executive
                                                Officer and Director


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

                                    NAME                                                        TITLE            DATE
                                    ----                                                        -----            ----
 /s/ ALONZO E. SHORT, JR., LT. GEN., USA (RET.)                          Chairman of the Board                  July 13, 2001
--------------------------------------------------------------
        Alonzo E. Short, Jr., Lt. Gen., USA (ret.)

                   /s/ ROBERT A. VESCHI                                  President, Chief                       July 13, 2001
--------------------------------------------------------------           Executive Officer,
                       Robert A. Veschi                                  Director


                   /s/ DONALD J. SHOFF                                   Secretary and                          July 13, 2001
--------------------------------------------------------------           Director
                      Donald J. Shoff

                  /s/ WILLIAM L. HOOTON                                  Director                               July 13, 2001
--------------------------------------------------------------
                      William L. Hooton

               /s/ CLIVE WHITTENBURY, PH.D.                              Director                               July 13, 2001
--------------------------------------------------------------
                Clive Whittenbury, Ph.D.

                /s/ WILLIAM W. ROGERS, JR.                               Director                               July 13, 2001
--------------------------------------------------------------
                    William W. Rogers, Jr.


               /s/ MICHAEL A. VIREN, PH.D.                               Director                               July 13, 2001
--------------------------------------------------------------
                   Michael A. Viren, Ph.D.

EXHIBIT INDEX

                 EXH. NO.        DESCRIPTION
                 --------        -----------
                 11.0            Computation of Per Share Loss.
                 21.0            Subsidiaries.
                 23.0            Consent of Grant Thornton LLP.