Form 10QSB
period 2001-06-30
ZEROPLUS COM INC
filed 2001-08-14
CIK 1012481

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

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

    The number of shares of the Registrant's common stock, $.01 par value per share, outstanding as of August 6, 2001 was 10,380,226.

           Transitional small business disclosure format (check one):

                                 Yes     No  X
                                    ---     ---

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                              PAGE

Item 1. Financial Statements (Unaudited)

         Balance Sheets as of June 30 and March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Statements of Operations for the three months ended June 30, 2001 and 2000  . . . . . . . . . . .      4

         Statements of Cash Flows for the three months ended June 30, 2001 and 2000  . . . . . . . . . . .      5

         Statements of Stockholders' Equity as of June 30, 2001  . . . . . . . . . . . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7

Item 2. Management's Discussion and Analysis Or Plan of Operations   . . . . . . . . . . . . . . . . . . .      9




                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12



                               ZEROPLUS.COM, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                            JUNE 30, 2001    MARCH 31, 2001
                                                            -------------    --------------
                                                              (UNAUDITED)       (AUDITED)

CURRENT ASSETS
    Cash and cash equivalents                                $    157,823    $  1,821,580
    Short-term investments                                        810,255         802,252
    Accounts receivable                                            18,200          66,605
    Insurance claim receivable and prepaid expenses                  --           216,606
                                                             ------------    ------------

TOTAL CURRENT ASSETS                                              986,278       2,907,043

DEPOSITS AND OTHER ASSETS                                          36,835          39,699

PROPERTY AND EQUIPMENT, NET                                       280,000         358,400
                                                             ------------    ------------




TOTAL ASSETS                                                 $  1,303,113    $  3,305,142
                                                             ============    ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable--trade                                  $  2,333,278    $    811,446
    Notes Payable, net                                          2,161,297       1,926,761
    Accrued liabilities                                         1,421,229       1,941,805
                                                             ------------    ------------

TOTAL CURRENT LIABILITIES                                       5,915,804       4,680,012

LONG TERM DEBT                                                       --           116,010
                                                             ------------    ------------

TOTAL LIABILITIES                                               5,915,804       4,796,022

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value, 50,000,000 shares
      Authorized; 10,669,268 and 10,669,268 shares issued;
      10,380,226 and 10,347,830 shares outstanding
      at June 30 and March 31, 2001, respectively                 104,691         104,691
    Treasury Stock                                               (183,392)       (250,209)
    Additional paid-in capital                                 41,003,316      40,968,996
    Retained deficit                                          (45,537,306)    (42,314,358)
                                                             ------------    ------------

TOTAL STOCKHOLDERS' DEFICIT                                    (4,612,691)     (1,490,880)
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  1,303,113    $  3,305,142
                                                             ============    ============


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                               THREE MONTHS ENDED



                                                                     JUNE 30
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------

SALES FROM SERVICES                                            473,889         102,051

COST OF SERVICES PROVIDED                                    1,444,352         143,024
                                                          ------------    ------------

GROSS PROFIT (LOSS)                                           (970,463)        (40,973)
OPERATING EXPENSES
    General and administrative                               1,043,195         793,643
    Selling and marketing                                      370,567       1,528,273
    Impairment of assets                                        78,400            --
    Research and development                                   375,087         380,752
                                                          ------------    ------------

LOSS FROM OPERATIONS                                        (2,837,712)     (2,743,641)

OTHER INCOME (EXPENSE)
    Other expenses                                            (322,508)        (52,027)
    Interest income                                             23,146         133,289
                                                          ------------    ------------

LOSS BEFORE INCOME TAXES                                    (3,137,074)     (2,662,379)

INCOME TAX PROVISION                                              --              --
                                                          ------------    ------------

NET LOSS                                                  $ (3,137,074)   $ (2,662,379)
                                                          ============    ============

LOSS PER SHARE-BASIC AND DILUTED                          $       (.30)   $       (.25)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC AND DILUTED    10,347,830      10,461,186



The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                               THREE MONTHS ENDED



                                                                                        JUNE 30
                                                                              --------------------------
                                                                                  2001          2000
                                                                              -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $(3,137,074)   $(2,662,379)
    Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization                                                    --         98,502
      Stock-based compensation                                                         --          3,581
      Amortization of discount on notes payable                                   109,166             --
      Loss on impairment of assets                                                 78,400             --
      Stock issued for services                                                    15,263             --
      Changes in operating assets and liabilities
        Decrease (Increase) in accounts receivable                                 48,405        (80,360)
        Decrease (Increase) in prepaid expenses, deposits and other assets        219,470       (243,531)
        Increase in accounts payable and accrued liabilities                    1,010,616         66,716
                                                                              -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                          (1,655,754)    (2,817,471)
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                               --       (244,255)
    (Investment in) Net proceeds from  short term securities                       (8,003)     2,331,264
    Investment in long term instruments                                                --        (10,000)
                                                                              -----------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                (8,003)     2,077,009
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                       --           20,434
                                                                              -----------    -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  --           20,434
                                                                              -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,663,757)      (720,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,821,580      3,497,936
                                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   157,823    $ 2,777,908
                                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES:
    Income Taxes Paid                                                         $        --      $      --
                                                                              ===========    ===========

    Interest Paid                                                             $        --      $      --
                                                                              ===========    ===========


The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                 COMMON STOCK
                                            -----------------------    ADDITIONAL                                     TOTAL
                                               NO. OF                    PAID IN       TREASURY     RETAINED      STOCKHOLDERS'
                                               SHARES       AMOUNT       CAPITAL        STOCK        DEFICIT         EQUITY
                                            -----------    --------    -----------    ---------   -------------   ------------

BALANCE, MARCH 31, 2001                      10,347,830    $104,691    $40,968,996    $(250,209)  $(42,314,358)   $(1,490,880)

Issuance of common stock Associated with:
         Priceline agreement                     32,396                     34,320       66,817        (85,874)        15,263



Net loss                                           --            --             --           --     (3,137,074)    (3,137,074)
                                            -----------    --------    -----------    ---------   -------------   ------------

BALANCE, JUNE 30, 2001                       10,380,226    $104,691    $41,003,316    $(183,392)  $(45,537,306)   $(4,612,691)
                                            ===========    ========    ===========    =========   ============    ===========





The accompanying notes are an integral part of these statements.

                               ZEROPLUS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--SUSPENSION OF OPERATIONS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred substantial net losses from operations since its inception and as of June 30, 2001, had a working capital deficit of $4,929,526 and an accumulated deficit of $45,537,306.

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

NOTE B--BASIS OF PRESENTATION

         The accompanying unaudited financial statements include the accounts of ZeroPlus.com, Inc. (the "Company"), which was incorporated in January 1995. Such statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and pursuant to the regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included.

         The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

NOTE C--PROPERTY AND EQUIPMENT

                  Property and equipment are carried at cost, net of an allowance for accumulated depreciation and amortization. Prior to March 31, 2001, depreciation was computed on equipment and furniture, using a straight-line method over a three-year period. Subsequent to March 31, 2001, these assets were being held for disposal and accordingly, are not being depreciated. In conjunction with its announced suspension of operations on June 5, 2001, the Company recognized impairment losses of $977,100 and $78,400 at March 31, 2001 and June 30, 2001, respectively to reflect property and equipment, consisting primarily of database and network equipment and furniture, at their estimated net realizable value. While management believes its estimates of these assets' net realizable value are reasonable, the actual realized value may differ. Related impairment costs have been included in the Statement of Operations as "Operating Expenses" for the period ended June 30, 2001.

NOTE D--DEBT FACILITY

In March 2001, the Company secured short-term debt in the amount of $2,000,000. The note is convertible into common stock at the conversion rate of $1.00 per share. Interest accrues at an annual rate of 17%. Interest expense and financing fees (4%) were waived in exchange for the granting of a technology license. The Company also granted the lender 500,000 common stock warrants with an exercise price equal to the closing market price ($.4375) of the company common stock as listed on Nasdaq. Total funds received of $2,000, 000 were allocated $136,458 to the warrants and $1,863,542 to the note payable. The value allocated to the warrants has been included in additional paid-in capital and the related discount has been amortized to interest expense over the term of the note. At June 30, 2001 the discount had been fully amortized. The note is secured by the assets of the corporation and was due on June 12, 2001. On June 12, 2001, the Company and the lender executed a 90-day Forbearance Agreement, by which the note will mature September 10, 2001.

NOTE E--NON-QUALIFIED STOCK OPTION PLAN

         At June 30, 2001, the Company had three stock-based compensation plans. As permitted under generally accepted accounting principles, grants under those plans are accounted for following APB Opinion No. 25 (APB 25) and related interpretations. For the quarter ended June 30, 2001, there were no grants to non-employees or non-directors of the Company. All options granted to employees are non-compensatory for financial statement purposes, under the provisions of APB 25 and related interpretations.

NOTE F--INCOME TAXES

         The Company has generated net operating losses since its inception. At June 30, 2001, the Company recorded a valuation allowance in an amount equal to the deferred tax asset due to the uncertainty of generating future taxable income.

NOTE G--CONCENTRATION

         The Company's accounts receivable balance at June 30, 2001 was from one customer. Sales from services to one customer comprised approximately 89% of total revenue.

NOTE H--CONTINGENCIES

         As a result of the phased shut down of operations on June 5, 2001 as discussed in Note A, the Company is attempting to conserve its liquid assets and as a result has slowed payment to many of its creditors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This information should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JUNE 30, 2001 AND JUNE 30, 2000

         On June 5, 2001, ZeroPlus.com announced a phased shutdown of operations and the immediate termination of all services. In addition, the majority of our employees were terminated on June 5, 2001. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives to recapitalize our business or to attain value for our technology and/or relationships. As a result of these developments, the Company does not believe that the historical financial information in this Form 10-QSB provides a meaningful indication of the Company's future financial condition. Despite extensive efforts by the Company and its management to rebuild stockholder value and ensure a viable future for the business, the Company has not been able to identify and secure a suitable source of immediate funds, a strategic alliance partner or other arrangement pursuant to which the Company could continue to operate as a going concern or realize going concern value for its assets. Accordingly, there cannot be any assurance that the Company will be able to secure sources of capital, or enter into strategic alliances or other arrangements pursuant to which the Company will be able to operate as a going concern in the future or realize going concern value for its assets.

NET SALES

         Sales for the first quarter ended June 30, 2001 were approximately $473,900, an increase of 364% over the approximately $102,100 recorded for the corresponding quarter of 2000. Increased revenues from our ZeroPlus.com services business accounted for the significant revenue increase over the corresponding quarter of 2000. The primary source of the revenue increase was attributed to our contract with Worldwide Consumer Direct, Inc. whereby we provided flat rate residential long distance on a wholesale basis.

GROSS PROFIT (LOSS)

         Gross profits (loss) for the first quarter ended June 30, 2001 were approximately ($970,500), compared to the approximately ($41,000) for the corresponding quarter of 2000. The negative gross profit for the quarter ended June 30, 2001 was attributed primarily to higher than anticipated voice transmission costs due to calling patterns of our flat rate customers. Fixed infrastructure costs associated with our network buildout and increased customer support costs also contributed to the negative gross profit.

OPERATING EXPENSES

         Selling and marketing expenses for the first quarter ended June 30, 2001, were approximately $370,600, a decrease of 76% over the approximately $1,528,300 recorded for the corresponding quarter of 2000. The dollar decrease in these expenses over the prior year reflected decreased spending for advertising-related programs and promotional traffic costs. In addition, personnel costs decreased in conjunction with our June 5, 2001 announced phased shutdown and termination of a majority of our employees.

         General and administrative expenses for the first quarter ended June 30, 2001, were approximately $1,043,200, an increase of 31% over the approximately $793,600 recorded for the corresponding quarter of 2000. The prior year's quarter ended June 30, 2000 included an offset to general and administrative expenses of $330,000 relating to an insurance claim reimbursement from our Directors and Officers liability carrier.

         Research & development expenses for the first quarter ended June 30, 2001, were approximately $375,100, a slight decrease (2%) over the approximately $380,800 recorded for the corresponding quarter of 2000.

         For the quarter ended June 30, 2001, the Company recognized an impairment loss in the amount of $78,400 due to an estimated decrease in the Company's property and equipment net realizable value. While management believes its estimates of these assets' net realizable value are reasonable, the actual realized value may differ.

OTHER INCOME (EXPENSE)

         Other income and expense for the quarter ended June 30, 2001 includes increased interest expense, as compared to the corresponding quarter of 2000, due to our short term debt obligation. In addition, interest income decreased significantly due to decreased levels of cash and investments.

OTHER

    To date, inflation and seasonality have not had a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended June 30, 2001, we used approximately $(1,655,800) in cash flows from operating activities, compared to approximately $(2,817,500) for the corresponding period of 2000.

         Cash used by investing activities totalled approximately ($8,000) for the three months ended June 30, 2001 as compared to approximately $2,077,000 provided by investing activities for the corresponding period of 2000. The main component of the investing activity for the period ended June 30, 2000, was the redemption of short-term securities of approximately $2,331,300.

         In March 2001, we secured a short-term loan for $2,000,000, which was due in June 2001 and convertible to equity. In June 2001, we negotiated a 90-day Forbearance Agreement with the lender.

         On June 5, 2001, ZeroPlus.com announced a phased shutdown of operations and the immediate termination of all services. In addition, the majority of our employees were terminated on June 5, 2001. This was done in an effort to conserve cash while seeking to pursue and consider any possible alternatives for attaining value for our technology and/or relationships. At June 30, 2001, our available cash, cash equivalents, and short-term investments was approximately $968,100. At the same date, our current liabilities totalled approximately $5,915,800, of which $1,409,000 were beyond contracted payment terms. Despite extensive efforts by the Company and its management to rebuild stockholder value and ensure a viable future for the business, the Company has not been able to identify and secure a suitable source of immediate funds, a strategic alliance partner or other arrangement pursuant to which the Company could continue to operate as a going concern or realize going concern value for its assets. Accordingly, there cannot be any assurance that the Company will be able to secure sources of capital, or enter into strategic alliances or other arrangements pursuant to which the Company will be able to continue to operate as a going concern or realize going concern value for its assets.

FUTURE OPERATING RESULTS

         The preceding paragraphs and the following discussion include forward-looking statements regarding our future financial position and results of operations. Actual financial position and results of operations may differ materially from these statements. All such statements are qualified by the cautionary statements set forth in our most recent Annual Report on Form 10-KSB under Part I, Item 1, "Forward Looking and Cautionary Statements" and Part II,
Item 6, under "Risk Factors", as well as the following statements.

         Because of these and other uncertainties affecting our future operating results, past performance should not be considered to be a reliable indicator of future performance. The use of historical trends to anticipate results or trends in future periods may be inappropriate.

PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibit           Description

         NONE



(b) Since the end of its most recent fiscal year on March 31, 2001, ZeroPlus.com, Inc. has filed the following reports on Form 8-K:

         Date of Report             Item Reported

         June 27, 2001              Item 5 -- Other Events
         June 13, 2001              Item 5 -- Other Events
         June 12, 2001              Item 5 -- Other Events
         June 6, 2001               Item 5 -- Other Events

SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  ZeroPlus.com, Inc.
                    (Registrant)




DATE:  August 14, 2001       /s/  Robert A. Veschi
                           ----------------------------------
                           Robert A. Veschi
                           President and Chief Executive Officer